Form 10-K405
period 1994-12-31
AT&T CAPITAL CORP /DE/
filed 1995-03-16
CIK 897708

                                FORM 10-K

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

               For The Fiscal Year Ended December 31, 1994
                                   OR
        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
         For The Transition Period From            to

                     Commission File Number 1-11237
     AT&T CAPITAL CORPORATION

               A DELAWARE                        I.R.S. EMPLOYER
IDENTIFICATION
          CORPORATION                                No.
22-3211453

            44 Whippany Road, Morristown, New Jersey 07962-1983
                       Telephone Number 201-397-3000
                             __________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                Name of
exchange on
                                                     which
registered
___________________
___________________
Common Stock,                                  New York Stock
Exchange
 $.01 par value

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports
required to be filed by Section 13 or 15(d) of the Securities
Exchange Act
of 1934 during the preceding 12 months (or for such shorter
period that the
registrant  was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     YES...x...
NO.......

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  ( x )

The aggregate market value of the common stock of the registrant held by nonaffiliates as of February 28, 1995 was approximately $164,164,429. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates. As of February 28, 1995, there were 47,001,356 shares of the registrants common stock $.01 par value, outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's definitive proxy statement dated March
20, 1995
issued in connection with the 1995 annual meeting of shareholders
(Part
III).

                             TABLE OF CONTENTS



                                  PART I

   Item                          Description
Page


         1.    Business.
      1
         2.    Properties.
     12
         3.    Legal Proceedings.
     12
         4.    Submission of Matters to a Vote of
Security-Holders.     12


                                  PART II



         5.    Market for Registrant's Common Equity and Related
                Stockholder Matters.
     12
         6.    Selected Financial Data.
     13
         7.    Management's Discussion and Analysis of Financial

                Condition and Results of Operations.
     18
         8.    Financial Statements and Supplementary Data.
     32
         9.    Changes in and Disagreements with Accountants on

                Accounting and Financial Disclosure.
     69



                                  PART III



    10.   Directors and Executive Officers of the Registrant.
69
    11.   Executive Compensation.
70
    12.   Security Ownership of Certain Beneficial Owners and
                Management.
     70
    13.   Certain Relationships and Related Transactions.
71



                                  PART IV



    14.   Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K.
     71

                                 PART I
ITEM 1.  BUSINESS

RESTRUCTURING AND INITIAL PUBLIC OFFERING

     AT&T Capital Corporation ("AT&T Capital" or the "Company"), was incorporated on December 21, 1992 as AT&T Leasing, Inc., and was renamed
AT&T Capital Corporation on March 31, 1993. The Company is the successor entity to certain businesses of AT&T Capital Holdings, Inc. (formerly known as AT&T Capital Corporation, renamed AT&T Capital Holdings, Inc. ("Old
Capital") on March 31, 1993) a wholly owned subsidiary of AT&T
Corp.
("AT&T") and AT&T Credit Holdings, Inc. which commenced operations in 1985, and renamed AT&T Credit Holdings, Inc. ("Old Credit") on March 31, 1993, an
indirect wholly owned subsidiary of AT&T. In a restructuring that occurred on March 31, 1993, (the "Restructuring") Old Capital and Old Credit transferred substantially all their assets to the Company except for certain assets, consisting principally of equity interests in project finance transactions and leveraged leases of commercial aircraft ("Lease
Finance Assets"), in exchange for shares of the Company's common stock and the assumption by the Company of certain related liabilities.

     In connection with the Restructuring, AT&T issued a direct, full and unconditional guarantee of all existing indebtedness outstanding as of
March 31, 1993 for borrowed money incurred, assumed or guaranteed by Old
Capital entitled to the benefit of a Support Agreement between AT&T and Old
Capital (the "Support Agreement"), including the debt of Old Capital assumed by the Company in the Restructuring. Debt issued by the Company subsequent to March 31, 1993, however, is not guaranteed or supported by
AT&T.

     An initial public stock offering combined with a management stock offering totalling approximately 14 percent of the Company's stock occurred on August 4, 1993. (See Note 8 to the Consolidated Financial Statements).
As a result of the stock offerings, approximately 86 percent of the outstanding common stock of the Company is owned indirectly by AT&T
(through Old Capital and Old Credit.)

     In connection with its initial public offering, the Company entered into certain intercompany, operating, license and tax agreements with AT&T.
The Intercompany Agreement includes a provision requiring minimum ownership by AT&T of 20% of the Company's common stock outstanding immediately after the initial public offering for a period of five years. Provisions for management by the Company of certain portfolios owned by AT&T, allowing the
Company to utilize certain AT&T corporate and administrative services (for a fee) and generally requiring the Company to continue certain equipment financing programs for AT&T are also included. The Operating Agreement, provides, among other things, that AT&T is required to promote the
Company's financing and ancillary services and to provide the Company with certain preferred provider rights in connection with the financing of AT&T products and services. In addition, the Operating Agreement restricts AT&T from competing with the Company with respect to certain products of the
Company. The License Agreement defines the Company's rights to use certain
AT&T service marks and trade names, and to use "AT&T" as part of the corporate names of the Company and certain of its subsidiaries. The initial term of the License Agreement will expire on the seventh anniversary of the date of the initial public offering. The License
Agreement may be terminated prior to the end of its term by either party if the other party breaches or defaults on terms of the Intercompany agreement, the Operating Agreement or the License Agreement. Additionally,
AT&T can elect to terminate the license agreement if the long-term unsecured debt of the Company is rated below investment grade by at least two nationally recognized rating agencies or if the Company receives a qualified audit opinion from its independent accountants.
Because such
license is an important strategic asset of the Company, termination of the
License Agreement could have an adverse effect on the Company.


DESCRIPTION OF THE BUSINESS

     AT&T Capital is one of the largest equipment leasing and finance companies in the United States based on the aggregate value of equipment leased or financed. The Company is a full-service, diversified equipment leasing and finance company that operates in the United States, Canada,
Europe, the Asia/Pacific Region and Mexico.

     The Company leases and finances equipment manufactured and distributed by AT&T and its affiliates and numerous other companies. The Company's customers include many of the nation's largest industrial and service companies, as well as many small and mid-size business customers and federal, state and local governments and their agencies.

     AT&T Capital, through its various subsidiaries, leases and finances telecommunications equipment (such as private branch exchanges ("PBXs"), telephone systems and voice processing units), general purpose equipment
(such as office equipment and manufacturing equipment), data center equipment (including mainframe computers and related equipment), other data processing equipment (such as personal computers, retail point-of-sale computers, automatic teller machines and bank transaction processing equipment) and transportation equipment (primarily vehicles). The Company is the largest lessor in the United States of telecommunications equipment.
The Company also provides inventory financing for equipment dealers and distributors, Small Business Administration ("SBA")lending, and asset management and remarketing services. In addition, the Company offers its customers certain equipment rental and repair services and certain other asset administration services.

     AT&T Capital offers a variety of lease and other finance instruments, including leases where the Company is the owner of the equipment for tax or accounting purposes and leases and installment sales arrangements where the end-user is such owner. At December 31, 1994, 12.1% of the Company's net investment in leases and finance receivables ("portfolio assets") consisted of leases where the Company was the owner of the equipment for both tax and accounting purposes. The Company's portfolio assets, which aggregated approximately $7.5 billion at December 31, 1994, are diversified across various types of financed equipment, with telecommunications equipment comprising approximately 26% of such portfolio assets at such date. At
December 31, 1994, approximately 5% of the Company's portfolio assets were comprised of real estate assets (including commercial loans collateralized by real estate generated through the Company's small business lending activity, e.g., SBA and franchise lending) and commercial aircraft leases.

     AT&T Capital's portfolio assets are diversified among a large customer base as well as geographic regions. At December 31, 1994, the Company's 99 largest customers (after AT&T and its affiliates) accounted for approximately 20% of the Company's portfolio assets, and no single customer
(with the exception of AT&T and its affiliates) accounted for more than
1.0% of such portfolio assets.

     A substantial part of the Company's total United States assets, revenue and net income are attributable to leasing and financing of AT&T equipment provided to customers of AT&T and its affiliates (collectively,
"Customers of AT&T Equipment"). AT&T and its affiliates and employees
(collectively, "AT&T as End-User") are also significant customers of the
Company, primarily with respect to data processing equipment and vehicles leased to as them as end-users.

     The following table shows (in millions of dollars) the assets, revenue, net income(loss) and income before cumulative effect of accounting change and impact of tax rate change related to United States operations
(together with the respective percentages of the assets, revenue, net income(loss) and income before cumulative effect of accounting change and impact of tax rate change related to United States operations represented by such dollar amounts) attributable to (I) leasing and financing services provided by the Company to customers of AT&T equipment, (ii) transactions involving AT&T as End-User and (iii) the Company's non-AT&T businesses, in each case at and for the years ended December 31, 1992, 1993 and 1994. The net income(loss) and income before cumulative effect of accounting change and impact of tax rate change amounts shown below were calculated based upon what the Company believes to be a reasonable allocation of interest, income taxes and certain corporate overhead expenses.


                       Customers of AT&T Equipment
                                                           Income
before

cumulative effect
                                                         of 1993
accounting

                                                         change
and impact
          Assets            Revenue        Net Income    of tax
rate change
__________________________________________________________________________
         $        %        $       %         $      %          $
     %
___________________________________________________________________________

1992  $2,305.0  40.1%    $410.5   32.8%    $52.4   60.0%
$52.4    60.0%
1993  $2,441.7  40.7%    $423.3   33.2%    $68.5   87.8%
$75.9    80.1%
1994  $2,749.8  38.4%    $458.5   36.7%    $84.2   80.5%
$84.2    80.5%

                              AT&T as End-User
                                                           Income
before

cumulative effect
                                                         of 1993
accounting

                                                         change
and impact
          Assets            Revenue        Net Income    of tax
rate change
___________________________________________________________________________
       $          %        $        %       $       %       $
   %
___________________________________________________________________________
1992 $658.4    11.4%    $185.2    14.8%  $13.0    14.9%  $13.0
   14.9%
1993 $608.8    10.1%    $201.9    15.9%  $14.2    18.3%  $16.9
   17.9%
1994 $548.0     7.7%    $131.2    10.5%  $ 8.5     8.2%  $ 8.5
    8.2%

                               Non-AT&T Businesses
                                                           Income
before

cumulative effect
                                                         of 1993
accounting

                                           Net Income    change
and impact
          Assets            Revenue          (Loss)      of tax
rate change
___________________________________________________________________________
       $          %        $        %       $       %       $
   %
___________________________________________________________________________
1992 $2,786.9  48.5%    $655.8    52.4%  $21.9    25.1%  $21.9
   25.1%
1993 $2,952.4  49.2%    $649.4    50.9% ($ 4.7)   (6.1%) $ 1.9
    2.0%
1994 $3,850.9  53.9%    $660.9    52.8%  $11.9    11.3%  $11.9
   11.3%

     The net income(loss) and income before cumulative effect of accounting change and impact of tax rate change from the Company's United States non-AT&T businesses reflects the fact that costs and expenses associated with developing additional and changing existing non-AT&T business units were substantial. Conversely, the securitization of certain non-AT&T portfolio assets positively impacted the non-AT&T businesses in 1992, 1993 and 1994
(see Note 6 to the Consolidated Financial Statements). The Company intends to pursue its strategy of expanding its non-AT&T businesses, while at the same time enhancing its AT&T relationship. Because the desired growth in revenue generated by the Company's non-AT&T businesses can be expected to lag behind the incurrence of costs and expenses necessary to expand and operate such businesses, the Company anticipates that the percentage of its total United States net income and revenue growth attributable to non-AT&T businesses may vary from year to year depending upon the developmental stages associated with the non-AT&T businesses.

     Although the Company operates principally in the United
States, the
Company began operations in the United Kingdom in 1991 and, through the hiring of certain employees and the acquisition of certain operating assets
(but not Portfolio Assets), began significant operations in Canada in 1992.
In January 1994, the Company purchased the stock of Australian
Guarantee
Corporation Finance (H.K.) Limited ("A.G.C. Finance"), a Hong Kong-based vehicle and equipment leasing finance company with assets at that time of approximately $150 million. Also in January 1994, the Company, through its wholly-owned Canadian subsidiary, acquired the vehicle portfolio and infrastructure assets constituting the Avis Canada Leasing Division of
AvisCar, Inc. ("Avis Leasing"). Avis Leasing provides automobile leasing to small and mid-size commercial and corporate clients in Canada and had approximately $90 million in assets at the time of acquisition.

     Also in 1994, the Company opened offices in Mexico and Australia. The
Company, from time to time, investigates potential opportunities to make acquisitions abroad, and the Company may open additional foreign offices on a limited basis either directly or through acquisition.

     On January 4, 1995, the Company acquired the vendor leasing and finance companies of Banco Central Hispano and certain of its affiliates
(collectively, "CFH  Leasing International") located in the
United Kingdom,
Germany, France, Italy, Belgium, the Netherlands and Luxembourg.
CFH
Leasing International provides financial services to equipment manufacturers and vendors. With offices throughout much of western
Europe, it serves approximately 4,600 customers and had approximately $540 million in assets at the time of acquisition.

     The Company's assets, revenue and net income related to foreign operations are not reflected in the above tables which show assets, revenue, net income(loss) and income before cumulative effect of accounting change and impact of tax rate change attributable to the Company's United
States operations. At December 31, 1994, 1993 and 1992, the total assets of the Company's foreign operations were $873.2 million (or 10.9% of total assets), $406.9 million (or 6.3% of total assets) and $145.1 million (or
2.5% of total assets), respectively. The total revenue of such operations for the years ended December 31, 1994, 1993 and 1992, were $133.5 million
(or 9.6% of total revenue), $85.0 million (or 6.2% of total revenue) and
$14.0 million (or 1.1% of total revenue), respectively, and such operations generated net losses of $4.2 million, $9.4 million and $13.8 million, respectively. Such losses reflected the fact that most of the Company's foreign operations are in the start-up phase, with revenue from such operations not yet covering operating costs and expenses.

     Although a substantial majority of the Company's foreign assets and revenues at and for the years ended December 31, 1994, 1993 and 1992, were attributable to the Company's non-AT&T businesses, a principal focus of such foreign operations is to serve foreign customers of AT&T and its affiliates as well as other vendors. Total assets, revenue and net income related to non-AT&T businesses including both domestic and international businesses for the year ended December 31, 1994 were $4,698.7 million (or
58.6% of total assets), $789.9 million (or 57.1% of total revenue), and
$9.0 million (or 9.0% of total net income), respectively. Total assets, revenue and net loss (before cumulative effect of accounting change and the impact of the tax rate change) related to non-AT&T businesses including both domestic and international businesses for the year ended December 31,
1993 were $3,337.1 million, $731.6 million and $7.5 million, respectively.
Total assets, revenue and net loss related to non-AT&T businesses including both domestic and international businesses for the year ended December 31,
1992 were $2,906.3 million, $668.1 million and $11.7 million, respectively.

Income Tax Considerations

     The Company is currently a member of AT&T's consolidated group for federal income tax purposes. The Company would cease to be a member of such consolidated group for federal income tax purposes (a "Tax

Deconsolidation") if, among other events, AT&T's ownership interest in the outstanding common stock decreases to below 80%. Tax
Deconsolidation would
have certain adverse effects on the Company.

     As long as the Company is a part of the AT&T consolidated federal income tax group, the payment of federal and state income taxes in all states in which combined returns are filed associated with sales of products manufactured by AT&T is deferred (the amount of such taxes so deferred being herein called "Gross Profit Tax Deferral"), generally as the products are depreciated or until sold outside the group. Pursuant to the
Gross Profit Tax Deferral Interest Free Loan Agreement between the Company and AT&T, AT&T has extended and has agreed to extend interest-free loans to the Company from time to time in an amount equal to the then outstanding amount of Gross Profit Tax Deferral. Such loans are repayable by the
Company when and to the extent that any such deferred taxes are required to be paid by AT&T. Upon any Tax Deconsolidation, the Company would be required to repay such loans and would no longer receive such loans, which have constituted a competitive advantage to the Company in financing AT&T products.

     Pursuant to the Federal Tax Sharing and the State Tax Sharing Agreements between the Company and AT&T, the AT&T consolidated federal income tax liability is generally allocated among the members of the AT&T consolidated group that report taxable income. Members of the AT&T consolidated group that report tax losses are compensated currently by AT&T (through cash payments made on a quarterly basis) for their losses to the extent those losses are used to reduce the AT&T consolidated federal income tax liability. Similar principles and cash payments also apply to certain state and local income tax liabilities.

     Upon any Tax Deconsolidation, the Company would no longer be entitled to receive quarterly cash payments from AT&T in compensation for the use of any tax losses. The tax losses would, instead, be available to the Company to reduce future taxable income. Thus, the Company may derive a benefit in the future from tax losses, but only to the extent the Company has taxable income in later years. In 1994, on a stand-alone basis, the Company had taxable income.

     In addition, upon Tax Deconsolidation, it is possible that the Company could be subject to the federal alternative minimum tax. A taxpayer's alternative minimum tax liability is computed by applying the alternative minimum tax rate, which is lower than the regular tax rate, to a measure of taxable income that is broader than that used in computing the regular tax.
Payments of any alternative minimum tax incurred by the Company after a Tax
Deconsolidation would be available in the future as credits against the
Company's regular tax liability.

     Although AT&T has the right to reduce its ownership interest in the

Company (subject to certain contractual restrictions in the Intercompany
Agreement between the Company and AT&T) and effect a Tax Deconsolidation at any time, AT&T has advised the Company that no decision has been made to reduce its ownership interest in the Company. AT&T has indicated to the
Company that any decision by AT&T to reduce such ownership interest would be made, in the future on the basis of all the circumstances existing at such time including the effect of any such reduction on AT&T (including any benefit to AT&T from the removal from AT&T's consolidated balance sheet of the Company's indebtedness (and assets) in the event AT&T's interest in the common stock of the Company is reduced below 50%), the needs of AT&T, the success of the Company, stock market conditions and other factors.

Credit Quality

     The control of credit losses is an important element of the Company's business. The Company seeks to minimize its credit risk through diversification of its portfolio assets by customer, customer type, geographic location and maturity. The Company's financing activities have been spread across a wide range of equipment segments (e.g., telecommunications, general, data center, other data processing and transportation) and a large number of end-users located throughout the
United States and, to a lesser extent, abroad.

     The table below provides allowance for credit losses components by loan classification (as prescribed by the Securities and Exchange Commission, "SEC") where Lease Financing includes capital leases and rentals receivable on operating leases and Commercial and Financial includes finance receivables (collectively "finance assets"), as well as other key credit quality indicators. The breakdown of the allowance for credit losses at each year end reflects management's estimate of credit losses and may not be indicative of actual future charge-offs by loan classification.

                                  (Dollars in Thousands)
                          1994       1993       1992       1991
  1990
___________________________________________________________________________
Balance at beginning
  of year:
- - Lease Financing       $102,760  $ 87,774   $ 74,106    $ 57,578
$ 31,886
- - Commercial and

  Financial               57,059    36,187     19,861      17,791
   5,982
___________________________________________________________________________
Total                    159,819   123,961     93,967      75,369
  37,868
___________________________________________________________________________
Additions Charged
  to Operations:
- - Lease Financing         66,306    95,034     88,577     100,445
  58,767
- - Commercial and
  Financial               14,582    28,644     23,138       8,190
  16,741
___________________________________________________________________________
Total                   $ 80,888  $123,678   $111,715    $108,635
$ 75,508
___________________________________________________________________________

                           1994      1993       1992        1991
   1990
___________________________________________________________________________
Charge-offs:
    - Lease Financing   $ 50,294  $ 61,517   $ 76,587    $ 76,422
$ 49,468
    - Commercial and
       Financial          23,223    14,135     18,183      15,466
   4,970
___________________________________________________________________________
  Subtotal                73,517    75,652     94,770      91,888
  54,438
___________________________________________________________________________
Recoveries:
    - Lease Financing     16,316    15,505     15,038       8,261
   7,953
    - Commercial and
       Financial           1,656     1,118      1,365       1,672
      38
___________________________________________________________________________
  Subtotal                17,972    16,623     16,403       9,933
   7,991
___________________________________________________________________________
Net Charge-offs:
- - Lease Financing         33,978    46,012     61,549      68,161
  41,515
- - Commercial and
  Financial               21,567    13,017     16,818      13,794
   4,932
___________________________________________________________________________
Total                     55,545    59,029     78,367      81,955
  46,447
___________________________________________________________________________

Transfers and Other (a):
- - Lease Financing         (6,558)  (34,036)   (13,360)
(15,756)    8,440
- - Commercial and
  Financial               (2,176)    5,245     10,006       7,674
       -
___________________________________________________________________________
Total                     (8,734)  (28,791)    (3,354)
(8,082)    8,440
___________________________________________________________________________

Balance at end of year:
- - Lease Financing        128,530   102,760     87,774      74,106
  57,578
- - Commercial and
  Financial               47,898    57,059     36,187      19,861
  17,791
___________________________________________________________________________

Total                  $ 176,428  $159,819   $123,961    $ 93,967
$ 75,369
===========================================================================
Percentage of lease
  financing assets to
  total finance assets     80.6%     80.3%      79.9%       78.9%
   78.3%
===========================================================================
Percentage of commercial
  and financial assets
  to total finance
  assets                   19.4%     19.7%      20.1%       21.1%
   21.7%
===========================================================================

                           1994      1993       1992        1991
   1990
___________________________________________________________________________
Ratio of Net Charge-offs
  during the year to
  average finance assets
  (excluding operating leases)
  outstanding during the
  year:
  - Lease Financing        0.71%     1.21%      1.89%       2.35%
   1.72%
  - Commercial and
     Financial             1.67%     1.13%      1.51%       1.34%
   0.56%
===========================================================================
Nonaccrual assets       $120,494  $160,574   $151,562    $ 85,381 $ 80,156
===========================================================================
(a) Primarily includes transfers out of allowance for credit losses related to receivables securitized, transfers in of reserves related to businesses acquired and reclassifications.

     AT&T has agreed in the Operating Agreement to repurchase certain finance assets that go into default. Finance assets subject to such provisions were $243.0 million, $321.0 million and $282.4 million at
December 31, 1994, 1993 and 1992, respectively. The Company believes that the remaining net investment in finance assets is adequately reserved for given the level of the Company's total allowance for credit losses.

     Portfolio credit performance indicators in 1994 have continued to show positive trends. Delinquency and charge-off levels have declined during
1994, and the provision for credit losses decreased $42.8 million, or
34.6%, compared with 1993. The allowance for credit losses as a percentage of portfolio assets at December 31, 1994 was 2.30% compared with 2.56% at
December 31, 1993. At December 31, 1994 the allowance for credit losses was $176.4 million compared with $159.8 million at December 31, 1993.
Nonaccrual assets at December 31, 1994 totalled $120.5 million compared with $160.6 million at December 31, 1993.

     The ratio of net charge-offs to average commercial and financial assets increased in 1994 compared with 1993, while the allowance for credit losses decreased in 1994 compared with 1993 due to reserves established for specific assets (particularly in the media portfolio) that were subsequently charged off in 1994. As a result, in 1994 there were fewer assets that required specific reserves.

     Accounts are placed in nonaccrual status at 90 days past due or sooner if identified as a problem account. Revenue which would have been recorded in 1994 on nonaccrual assets had these assets been earning at the original contractual rate amounted to approximately $12.9 million.
Revenue actually
recognized in 1994 for assets in nonaccrual status at December
31, 1994
amounted to approximately $7.3 million.

     Lease terms that are modified in the normal course of business, for which additional consideration is received or insignificant concessions are made, are accounted for as changes in a provision for a lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." During the past five years, the Company has had no significant earning finance assets that are required to be reported as a troubled debt restructuring pursuant to SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings".

Residual Value Realization

     The establishment and realization of residual values on leases are also important elements of the Company's business. Residual values are established upon acquisition and leasing of the equipment based upon the estimated value of the equipment at the end of the lease term. These estimates are derived by the Company from, among other things, market information on sales of used equipment, end-of-lease customer behavior and estimated obsolescence trends. The Company's risk management department, in conjunction with the management of the Company's business units, regularly reviews residual values, and if they have declined, adjustments are made that result in an immediate charge to income for capital leases and adjustments to depreciation expense for operating leases over the shorter of the useful life of the asset or the remaining term of the lease.
 In January 1994, the Company entered into a significant lease extension associated with mainframe computers leased to AT&T. This extension significantly reduced related mainframe residual exposure. At December 31,
1994 and 1993, total portfolio assets related to mainframe computers were
$527.1 million, or 7.0%, and $687.0 million, or 11.3%,
respectively.  The
related residual values of mainframe computers were $79.1 million and
$232.2 million at December 31, 1994 and 1993, respectively.

     The Company actively manages its residuals by working with lessees during the lease term to encourage lessees to extend their leases or upgrade and enhance their leased equipment, as appropriate, and by monitoring the various equipment industry segments, particularly the data center and other data processing industry segments, for obsolescence trends. The Company utilizes its asset management (including asset remarketing), engineering and other technical expertise to help manage its residual positions.

     In 1994, 1993 and 1992, the Company recognized, in total revenue, amounts in excess of recorded residuals upon the re-lease, sale or other disposition by the Company of leased equipment.

Competition and Related Matters

     The equipment leasing and finance industry is highly competitive.
Participants in the industry compete through price (including the ability to control costs), risk management, innovation and customer service.
Principal cost factors include the cost of funds, the cost of selling to or obtaining new end-user customers and vendors, and the cost of managing portfolios (including, for example, billing, collection, credit risk management, residual management, etc.). Adequate risk management is required to achieve satisfactory returns on investment and to provide appropriate pricing of finance products. The Company believes that innovation is necessary to compete in the industry, involving specialization in certain types of equipment, financial structuring for larger transactions, utilization of alternative channels of distribution and optimization of tax treatment between owner and user. End-users of equipment generally desire transactions to be simple, flexible and customer-responsive.

     In its leasing and financing operations and programs, the Company competes with captive or related leasing companies (such as General
Electric Capital Corporation and IBM Credit Corporation), independent leasing companies (such as Comdisco, Inc.), certain banks engaged in leasing, lease brokers and investment banking firms that arrange for the financing of leased equipment, and manufacturers and vendors who lease their own products to customers. In addition, the Company competes with all banking and other financial institutions, manufacturers, vendors and others who extend or arrange credit for the acquisition of equipment and, in a sense, with the available cash resources of end-users (i.e., end-users may use their available cash resources to purchase for cash equipment that the Company may otherwise finance). Many of the competitors of the Company are large companies that have substantial capital, technological and marketing resources; some of these competitors are significantly larger than the Company and have access to capital at a lower cost than the
Company.

     Recently there have been substantial changes in the equipment leasing and finance industry, including the sale or cessation of operations of certain large competitors of the Company and an apparent trend toward consolidation. While these developments may on balance be favorable for the Company's prospects, they are indicative of the strong competitive pressures on all participants in the industry, including the Company.

     The Company's penetration rate for AT&T's sales of telecommunications equipment in the United States (i.e., the percentage of the dollar volume of such sales that the Company finances) was approximately 37% for the year ended December 31, 1994. The Company does not expect material increases in this penetration rate, and there can be no assurance that the existing rate will be maintained. Although, the Company has a lower penetration rate
(approximately 22% for the year ended December 31, 1994) with respect to sales of AT&T Global Information Solutions products (data processing and related products, including personal computers, retail point-of-sale computers, automatic teller machines and bank transaction processing equipment), the penetration rate has increased in 1994 compared with 1993.
Additionally, the Company has an insignificant penetration rate with respect to international sales of AT&T's network systems products (large telecommunications switches, cable products, cellular telephone equipment and microwave dishes and equipment), which sales the Company has been financing for a shorter period of time. Because the markets for financing these products are highly competitive and substantially different from the markets for financing telecommunications equipment in the United States, there can be no assurance that the penetration rates in these product areas will increase.

     In addition to competition within the leasing and financing industry, competition experienced by AT&T and its affiliates' industries may adversely affect the Company because of the significance to the Company of its business with customers of AT&T and its affiliates. Those industries are highly competitive and subject to rapid changes in technology and customer needs. Many of AT&T and its affiliates' competitors are large companies that have substantial capital, technology and marketing resources.

Employees

     AT&T Capital has approximately 2,700 employees as of February 28,
1995, each of whom is referred to within the Company as a "member". Titles are generally not used internally. In general, the members function using a team approach, with business conducted on a collaborative rather than hierarchical basis. Management believes that its members are skilled and highly motivated and that the Company's ability to achieve its objectives depends upon their efforts and competencies. None of the Company's members are represented by a union. The Company believes that its relations with its members are good.

ITEM 2.  PROPERTIES

     The Company's properties consist primarily of administrative offices and warehouses for the storage and refurbishment of equipment. The Company has its headquarters in Morristown, New Jersey, with its principal domestic offices and warehouses located in Parsippany, New Jersey; Framingham,
Massachusetts; Bloomfield Hills, Michigan; Miamisburg, Ohio;
Towson,
Maryland; and Dallas, Texas. The Company's principal international offices are in London, England; Toronto, Canada; Hong Kong; Sydney, Australia; and
Mexico City, Mexico. All these offices and warehouses are leased (some being subleased from AT&T or one of its affiliates), except for two buildings (of approximately 23,000 and 9,000 square feet) in Framingham,
Massachusetts, owned by a subsidiary of the Company. Each of these two buildings is used for office space and storage and one is partially sublet to a nonaffiliated company. The Company considers its present locations suitable and adequate to carry on its current business.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently a party to any pending litigation nor is the Company aware of any threatened litigation which in the opinion of the
Company's management will have a material adverse impact on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     There have been no matters submitted to a vote of security holders during the fourth quarter of 1994.

                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER
         MATTERS

     (a)  Market Information
          The principal market on which the common stock of the Company is traded is the New York Stock Exchange.

          Quarter Ended:        Quarterly Stock Prices
Dividends

declared
                                                            per
share
                                   High          Low

          December 31, 1993      $29.250       $22.375
$0.09
          March 31, 1994         $27.000       $22.875
$0.09
          June 30, 1994          $24.750       $21.625
$0.09
          September 30, 1994     $24.375       $21.375
$0.09
          December 31, 1994      $24.500       $19.750
$0.10

     (b)  Holders
          As of February 28, 1995, there were 815 holders of record of the
          Company's common stock, including AT&T through Old
Capital and
          Old Credit (which held 40,250,000 shares or approximately 86% of total shares outstanding).

     (c)  Dividends
          It is anticipated that the Company will continue to pay regular quarterly dividends. The declaration of dividends and their amounts will be at the discretion of the Company's board of directors, and there can be no assurance that additional
          dividends will be declared.


ITEM 6.  SELECTED FINANCIAL DATA

     The Results of Operations Data for the years ended December
31, 1994,
1993, 1992, 1991 and 1990, as well as the Balance Sheet Data and Other Data at December 31, 1994, 1993, 1992 and 1991, are derived from the Consolidated Financial Statements of the Company at such dates and for such periods, which have been audited by Coopers & Lybrand L.L.P., independent accountants. The Results of Operations Data for the years ended December
31, 1989, 1988, 1987, 1986 and 1985, as well as the Balance Sheet
Data and
Other Data at December 31, 1990, 1989, 1988, 1987, 1986 and 1985,
are
derived from unaudited consolidated financial information. In management's opinion, the Company's unaudited consolidated financial statements at or for the years ended December 31, 1990, 1989, 1988, 1987, 1986 and 1985, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation.

     The selected financial data as presented under the "Financial
Highlights" caption in the Company's Annual Report should be read in conjunction with "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and the Consolidated
Financial
Statements and related notes thereto.

                                  For the years ended December
31,
(Dollars in thousands,    1994       1993      1992       1991
 1990
except per share amounts)______     ______    ______     ______
______

Results of Operations Data:
Total revenue        $1,384,079 $1,359,589 $1,265,526 $1,160,150
$  881,183
Interest expense        271,812    236,335    252,545    275,650
 262,646
Operating and
 administrative
 expenses               427,187    381,515    359,689    298,833
 193,882
Provision for credit
 losses                  80,888    123,678    111,715    108,635
  75,508
Income before income
 taxes, extraordinary
 loss and cumulative
 effect on prior years
 of accounting change   173,614    138,040    114,875     82,559
  70,891
Income before extra-
 ordinary loss, cumu-
 lative effect on prior
 years of accounting
 change and impact of
 tax rate change        100,336     83,911     73,572     54,199
  47,755
Extraordinary loss            -          -          -          -
       -
Cumulative effect on
 prior years of
 accounting change (1)        -     (2,914)         -          -
       -
Impact of 1993 tax rate
 change (1)                   -    (12,401)         -          -
       -
Net income (1)          100,336     68,596     73,572     54,199
  47,755
Earnings per share (1)     2.14       1.60       1.83       1.35
    1.19
Earnings per share
 before tax charges
 (1), (2)                  2.14       1.95       1.83       1.35
    1.19
Dividends paid           17,338      4,216     49,632     55,512
  34,423
Dividends per share (7)    0.37       0.09          -          -
       -
Return on average
 equity                   10.5%       8.5%      11.4%      10.7%
   11.0%
Return on average
 assets                    1.4%       1.1%       1.3%       1.1%
    1.1%
Return on average equity
 before tax charges (2)   10.5%      10.3%      11.4%      10.7%
   11.0%
Return on average assets
 before tax charges (2)    1.4%       1.4%       1.3%       1.1%
    1.1%
___________________________________________________________________________
Balance Sheet Data, at December 31:
Total assets          8,021,923  6,409,726  5,895,429  5,197,245
4,722,694
Total debt(3)         5,556,458  4,262,405  4,089,483  3,594,247
3,312,421
Total liabilities     7,013,705  5,485,283  5,158,808  4,647,979
4,257,186
Total shareowners'
 equity              $1,008,218 $  924,443 $  736,621 $  549,266
$  465,508

                                  For the years ended December
31,
(Dollars in thousands,    1989       1988      1987       1986
 1985
except per share amounts)______     ______    ______     ______
______

Results of Operations Data:
Total revenue        $  466,508 $  319,029 $  259,716 $  191,284
$  130,473
Interest expense        177,474    130,913     93,275     67,145
  55,947
Operating and
 administrative
 expenses               118,430     90,528     76,752     55,211
  28,198
Provision for credit
 losses                  32,222     19,135     39,227     28,049
   5,970
Income before income
 taxes, extraordinary
 loss and cumulative
 effect on prior years
 of accounting change    59,346     47,306     40,269     38,816
  39,283
Income before extra-
 ordinary loss, cumu-
 lative effect on prior
 years of accounting
 change and impact of
 tax rate change         44,416     30,756     26,147     22,659
  21,256
Extraordinary loss           -           -          -     (1,157)
       -
Cumulative effect on
 prior years of
 accounting change (1)       -           -          -          -
       -
Impact of 1993 tax rate
 change (1)                  -           -          -          -
       -
Net income (1)           44,416     30,756     26,147     21,502
  21,256
Earnings per share (1)     1.10       0.76       0.65       0.53
    0.53
Earnings per share
 before tax charges
 (1), (2)                  1.10       0.76       0.65       0.53
    0.53
Dividends paid           17,746     28,192     24,674     15,195
   7,348
Dividends per share (7)       -          -          -          -
       -
Return on average
 equity                   12.7%      11.5%      11.8%      13.0%
   16.8%
Return on average
 assets                    1.4%       1.2%       1.3%       1.7%
    3.1%
Return on average equity
 before tax charges (2)   12.7%      11.5%      11.8%      13.0%
   16.8%
Return on average assets
 before tax charges (2)    1.4%       1.2%       1.3%       1.7%
    3.1%
___________________________________________________________________________
Balance Sheet Data, at December 31:
Total assets          3,836,799  2,715,592  2,324,695  1,552,847
1,048,583
Total debt(3)         2,742,843  1,692,556  1,640,879  1,019,970
 739,888
Total liabilities     3,435,792  2,417,280  2,074,198  1,360,870
 911,006
Total shareowners'
 equity              $  401,007 $  298,312 $  250,497 $  191,977
$  137,577

                              At or for the years ended December
31,
(Dollars in thousands,    1994       1993      1992       1991
  1990
except per share amounts)______     ______    ______     ______
 ______

Other Data:
Net portfolio assets
 of the Company      $7,484,798 $6,076,805 $5,600,741 $4,956,830
$4,513,280
Allowance for credit
 losses                 176,428    159,819    123,961     93,967
  75,369
Assets of others
 managed by the
 Company              2,659,526  2,795,663  1,374,354    649,014
 313,981
Volume of equipment
 financed (4)         4,251,000  3,467,000  3,253,000  2,453,000
2,300,000
Ratio of earnings to
 fixed charges (5)         1.62       1.57       1.44       1.29
    1.26
Ratio of total debt to
 shareowners' equity       5.51       4.61       5.55       6.54
    7.12
Ratio of allowance for
 credit losses to net
 charge-offs               3.18       2.71       1.58       1.15
    1.62
Ratio of charge-offs to
 net investment (6)       0.73%      0.95%      1.37%      1.62%
   1.01%
Ratio of allowance for
 credit losses to net
 investment (6)           2.30%      2.56%      2.17%      1.86%
   1.64%


                              At or for the years ended December
31,
                          1989       1988      1987       1986
  1985
                         ______     ______    ______     ______
 ______
Other Data:
Net portfolio assets
 of the Company       3,228,609  2,529,834  2,094,593  1,440,626
 948,307

Allowance for credit
 losses                  37,868     42,733     52,695     29,015
   8,794
Assets of others
 managed by the
 Company                102,003     18,529          -          -
       -
Volume of equipment
 financed (4)        $1,729,000 $1,489,000 $1,409,000 $1,101,000
$  679,000
Ratio of earnings to
 fixed charges (5)         1.33       1.36       1.43       1.58
    1.70
Ratio of total debt to
 shareowners' equity       6.84       5.67       6.55       5.31
    5.38
Ratio of allowance for
 credit losses to net
 charge-offs               1.02       1.47       3.04       3.71
    4.40
Ratio of charge-offs to
 net investment (6)       1.13%      1.13%      0.81%      0.53%
   0.21%
Ratio of allowance for
 credit losses to net
 investment (6)           1.16%      1.66%      2.45%      1.97%
   0.92%

(1) Net income and earnings per share for 1993 were adversely impacted by
the federal tax rate increase to 35% ($12.4 million) and a
cumulative
effect on prior years of accounting change ($2.9 million). (See
Note 10 to
the Consolidated Financial Statements.)  Net income and earnings per share
without these charges for 1993 would have been $83.9 million and
$1.95 per
share, respectively.
(2) The Company defines return on average equity before tax
charges, return
on average assets before tax charges and earnings per share
before tax
charges, as income before cumulative effect on prior years of accounting
change and impact of tax rate change as a percentage of average equity,
average assets and divided by average weighted shares
outstanding,
respectively.
(3) Does not include certain interest free loans from AT&T to the
Company
under certain tax agreements, in aggregate outstanding principle amounts of
$214.1 million, $188.6 million, $193.1 million, $206.6 million,
$239.6
million, $232.6 million, $244.5 million, $209.0 million, $134.1 million and
$56.9 million at December 31, 1994, 1993, 1992, 1991, 1990, 1989,
1988,
1987, 1986 and 1985, respectively.
(4) Total principal amount of loans and total cost of equipment associated with finance and lease transactions recorded by the Company and the increase, if any, in outstanding inventory financing loans.
(5) Earnings before income taxes, extraordinary loss and cumulative effect on prior years of accounting change plus the sum of interest on indebtedness and the portion of rentals representative of the interest factor divided by the sum of interest on indebtedness and the portion of rentals representative of the interest factor. A portion of the Company's indebtedness to AT&T does not bear interest.
(6) Net investment includes net investment in finance receivables, capital leases and operating leases, prior to deduction of allowance for credit losses.
(7) Prior to July 28, 1993, AT&T owned 100% of the Company's stock and therefore, dividends per share is not meaningful.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
         RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1994 versus 1993

     Net income for the year ended December 31, 1994, was $100.3 million, an increase of $31.7 million, or 46.3%, compared with 1993. Earnings per share for the year ended December 31, 1994, were $2.14, a 33.8% increase over the $1.60 reported in 1993. The increase in net income and earnings per share for 1994 compared with 1993 was impacted by the 1993 adoption of
Statement of Financial Accounting Standards No. 109, "Accounting for Income
Taxes" ("SFAS No. 109"), which resulted in a cumulative effect of accounting change of $2.9 million, and an $11.4 million charge to reflect the impact on deferred tax balances of the third quarter 1993 increase in the income tax rate to 35% from 34%. Absent the 1993 effect of adopting SFAS No. 109 and the impact of the increase in the income tax rate, net income increased
$17.4 million, or 21.0%, and earnings per share increased $.21 per share.
The increase principally reflected a higher average level of finance assets resulting from both origination volume and acquisitions of portfolios and businesses, and improved portfolio performance attributable to a stronger economy, which contributed to a lower provision for credit losses.

     Finance revenue of $120.8 million increased $13.4 million, or 12.4%,
for 1994, compared with 1993, while the average earning finance receivable
portfolio increased $165.3 million, or 15.8%, to $1,213.3 million for 1994.
The increase in finance revenue due to the higher average earning finance
receivables was offset by slightly lower average rates earned on the
average 1994 portfolio compared with rates earned on the average
1993
portfolio. This is consistent with the Company's slightly lower average cost of borrowing for 1994, compared with 1993. (See interest expense discussion below.) A higher interest rate environment generally does not impact the margin on assets that are already recorded by the Company, since the Company employs a well-defined strategy to match fund assets with borrowings in order to limit interest rate risk. The effects of higher borrowing costs would be reflected in the pricing of new assets leased or financed. As the lower yielding earning assets (as well as the corresponding lower cost borrowings) are replaced with higher yielding assets, reflective of the current interest rate environment, the Company's average rates associated with recorded assets and associated borrowings will increase.

     Capital lease revenue of $477.9 million increased $85.9 million, or
21.9%, for 1994, compared with 1993, while the average earning capital lease portfolio increased $1,007.4 million, or 27.6%, to $4,653.3 million for 1994. $40.7 million of the increase in capital lease revenue for 1994, compared with 1993, is due to international acquisitions and expansion.
The growth in capital lease revenue resulted from a higher level of assets
(including an AT&T mainframe lease extension which resulted in the reclassification of the lease from an operating lease to a capital lease) but was partially offset by a decline in yields due to lower average rates associated with recorded assets of the Company. As noted above, this is consistent with the Company's slightly lower cost of borrowing for 1994, compared with 1993. However, the Company has experienced some margin compression in certain equipment leasing portfolios as pricing in connection with some portfolios is less reactive to interest rate movements.

     Rental revenue on operating leases of $475.4 million decreased $26.8 million, or 5.3%, for 1994, compared with 1993. Depreciation on operating leases of $313.6 million decreased $20.6 million, or 6.2%, for the year ended December 31, 1994, compared with the year ended December 31, 1993.
These decreases were primarily due to the AT&T mainframe computer lease extension during the first quarter of 1994. The terms of the extension, which reduced the Company's mainframe residual exposure, resulted in the reclassification of the lease from an operating lease to a capital lease.
The impact of this lease extension reduced rental revenue and depreciation by $75.3 million and $51.2 million, respectively, for the year ended
December 31, 1994, compared with the year ended December 31, 1993. While domestic rental revenue and depreciation have decreased, rental revenue and depreciation related to the Company's international operations increased
$13.0 million and $10.8 million, respectively, for the year ended
December
31, 1994, compared with the year ended December 31, 1993. Rental revenue less associated depreciation ("operating lease margin") was $161.8 million or 34.0% of rental revenue for 1994, compared with $167.9 million, or
33.4%, for 1993.

     Market forces, economic uncertainty and the transition to a new generation of mainframes and technological alternatives, have adversely impacted the market for mainframe computers. At December 31, 1994, $527.1 million, or 7.0%, of portfolio assets (with related residual values of
$79.1 million) related to mainframe computers. This compares with $687.0 million, or 11.3%, (with related residual values of $232.2 million) at
December 31, 1993. The Company regularly monitors its estimates of residual values for all leased equipment including mainframe computers and believes that its residual values are conservatively stated.

     For the year ended December 31, 1994, revenue from sales of equipment purchased for resale of $126.6 million decreased $35.0 million, or 21.6%, compared with 1993. Cost of equipment sales of $117.0 million decreased
$28.8 million, or 19.8%, for 1994, compared with 1993. Equipment sales revenue less associated cost of equipment sold ("equipment sales margin") was $9.6 million, or 7.6%, of equipment sales revenue for the year ended
December 31, 1994.  Equipment sales margin for the year ended
December 31,
1993, was $15.7 million, or 9.7%, of equipment sales revenue.
The decrease
in the equipment sales margin as a percentage of related revenue for 1994, compared with 1993, reflects continued softness in the mainframe computer market, as well as increased competition. In 1993, the Company, was able to seize an opportunity to expand this activity to Europe. However, the
European market has experienced increased competition in 1994. Therefore, the Company was not able to maintain its 1993 level of European sales and expects that future European activity in this area will be limited.

     Other revenue of $183.5 million decreased $13.0 million, or 6.6%, in
1994, compared with 1993. Other revenue consists mainly of sales of leased and off-lease equipment, gains on securitization of lease receivables and service fee revenue. (See Note 6 to the Consolidated Financial Statements.) The decrease in other revenue for 1994, compared with 1993, is primarily due to lower securitization gains of $36.7 million and lower service fee revenue of $10.2 million recognized for the year ended December
31, 1994, compared with the year ended December 31, 1993. The decreases were partially offset by increased gains on sales of leased and off-lease equipment of $26.8 million.

     In the fourth quarter of 1994, the Company securitized $259.1 million of lease receivables resulting in a gain of $14.8 million. Similar securitizations in the first and fourth quarters of 1993 of $561.9 million in lease receivables resulted in $51.5 million in gains. While the assets securitized in 1994 were down by 53.9%, the related gain decreased by
71.3%. The difference is primarily attributable to a higher discount rate used in the 1994 securitization due to the higher interest rate environment.

     Under the terms of these securitizations, the Company is liable to the purchasers of such receivables for a limited amount of recourse granted by the Company to such purchasers. In the unlikely event that all such receivables became uncollectible at December 31, 1994, the Company's maximum exposure under limited recourse provisions granted to the purchasers of all securitized lease receivables was $353.1 million. In addition, the Company provides such purchasers with billing and collection and other services with respect to such securitized receivables.

     At December 31, 1994, total assets managed by the Company on behalf of others were $2.7 billion compared with $2.8 billion at December 31, 1993.
Of the total assets managed by the Company on behalf of others, 55.9% in
1994 and 59.2% in 1993, were assets managed on behalf of AT&T and its affiliates.

     A substantial part of the Company's total United States
assets,
revenue and net income are attributable to leasing and financing of AT&T
equipment and to leasing and financing equipment to AT&T and its affiliates
and employees of AT&T (together, the "relationship with AT&T").
Total
United States assets associated with the relationship with AT&T were
$3,297.8 million (or 46.1% of total United States assets) and
$3,050.5
million (or 50.8% of total United States assets) at December 31,
1994 and
1993, respectively. Total United States revenue and net income associated with the relationship with AT&T was $589.7 million (or 47.2% of total
United States revenue) and $92.7 million (or 88.7% of total United States net income) for 1994, and $625.2 million (or 49.1% of total United States revenue) and $92.8 million (or 98.0% of total United States net income, excluding the cumulative effect of accounting change and impact of the tax rate change) for 1993. The Company's United States non-AT&T businesses had assets of $3,850.9 million (or 53.9% of total United States assets) and
$2,952.4 million (or 49.2% of total United States assets) at December 31,
1994 and 1993, respectively. The Company's United States non-AT&T businesses contributed revenue of $660.9 million (or 52.8% of total United
States revenue) and net income of $11.9 million (or 11.3% of total United
States net income) for 1994, and revenue of $649.4 million (or
50.9% of
total United States revenue) and net income of $1.9 million (or
2.0% of
total United States net income, excluding the cumulative effect of accounting change and the impact of the tax rate change) for 1993.

     At December 31, 1994 and 1993, the total assets of the
Company's
international operations were $873.2 million (or 10.9% of total assets) and
$406.9 million (or 6.3% of total assets), respectively.  The total revenue
of such operations for the years ended December 31, 1994, 1993 and 1992,
were $133.5 million (or 9.6% of total revenue), $85.0 million (or
6.2% of
total revenue) and $14.0 million (or 1.1% of total revenue), respectively.
The profitability of the Company's international operations
continued to
improve in 1994.  While such operations generated net losses of
$4.2
million for the year ended December 31, 1994, the results compare favorably to the $9.4 million loss reported in 1993 and the $13.8 million loss reported in 1992. These losses reflected the fact that most of the
Company's international operations are in the start-up phase, with revenue from such operations not covering operating costs and expenses. The
Company's operations in the United Kingdom, which were established in 1991, were profitable for the first time in 1994.

     Although a substantial majority of the Company's international assets and revenues at and for the years ended December 31, 1994, 1993 and 1992, were attributable to the Company's non-AT&T businesses, a principal focus of such foreign operations is to serve foreign customers of AT&T and its affiliates as well as other vendors.

     Total non-AT&T net income, revenue and total assets including both
United States and international businesses for the year ended
December 31,
1994, was $9.0 million (or 9.0% of total net income), $789.9 million (or
57.1% of total revenue) and $4,698.7 million (or 58.6% of total assets), respectively. For the year ended December 31, 1993, total non-AT&T net loss (before the impact of SFAS No. 109 and the impact of the 1993 increase in the federal tax rate), revenue and total assets including both United
States and international businesses were $7.5 million, $731.6 million (or
53.8% of total revenue) and $3,337.1 million (or 52.1% of total assets), respectively.

     Growth in the Company's portfolio assets caused the average borrowings outstanding to increase by 15.6%, or $650.2 million, to $4.8 billion, while the Company's interest expense increased 15.0%, or $35.5 million, to $271.8 million during the year ended December 31, 1994, compared with the year ended December 31, 1993. The increase in average borrowings caused interest expense to increase by approximately $37.0 million.
This increase
was partially offset by $1.5 million in lower interest expense due to lower average interest rates for the year ended December 31, 1994, compared with the year ended December 31, 1993. The Company's average interest rate on borrowings was 5.65% for the year ended December 31, 1994, compared with
5.68% for the year ended December 31, 1993. The recent increase in borrowing costs is reflected in new borrowings made by the Company.
Generally, the Company's product pricing is impacted by interest rate movements. As interest rates change, product pricing is generally adjusted to compensate for the Company's higher or lower cost of funds. Although, in certain portfolios, the Company may not be able to increase its product pricing commensurate with, or simultaneous to, any future increases in its borrowing costs.

     Operating and administrative costs of $427.2 million increased $45.7 million, or 12.0%, in 1994, compared with 1993. The increase is primarily attributable to costs of approximately $30 million associated with the start-up of certain non-AT&T businesses, acquisitions and international expansion as well as costs of $10.9 million associated with the Company's new benefit and incentive plans for the year ended December 31, 1994, compared with the year ended December 31, 1993. Also contributing to the increase were higher costs associated with managing a higher level of finance assets. For 1994, operating and administrative costs to total year-end assets decreased to 5.3% compared with 6.0% for 1993. This decrease can be attributed to some of the Company's start-up businesses more fully utilizing their infrastructure, increased operating efficiencies and timing of assets financed. The Company's goal is to reach 4.5% or lower within the next few years.

     Effective January 1, 1993, the Company adopted SFAS No. 109. The change in accounting for income taxes resulted in a charge to earnings of
$2.9 million in the first quarter of 1993 as the cumulative effect on prior years of this change, but had no effect on cash flows. The majority of this charge related to establishing a valuation allowance against certain deferred tax assets relating to state and local income taxes.

     The effective income tax rate was 42.2% and 48.2% for 1994 and 1993, respectively. The decrease was primarily due to the effect of the retroactive tax rate increase recorded in the third quarter of 1993. Due to the increase in the federal statutory corporate income tax rate from 34% to 35% signed into law in August 1993, the Company recorded an additional charge to the provision for income taxes of $12.4 million in 1993. The
$12.4 million charge includes the impact of increasing previously recorded deferred tax liabilities by $11.4 million. (See Note 10 to the Consolidated Financial Statements.) Excluding the $11.4 million impact of increasing previously recorded deferred tax liabilities to reflect the increase in the federal statutory corporate income tax rate for 1993, the effective tax rate would have been 39.9%. The increase in the effective tax rate for 1994, compared with the adjusted effective tax rate for 1993, was due to increased non-deductible goodwill amortization expense related to goodwill associated with assets that were sold during the second quarter of 1994 as well as various other increases.

     See "Credit Quality" below for a discussion of the provision for credit losses.

1993 versus 1992

     Income before income taxes and cumulative effect of an
accounting change
for the year ended December 31, 1993, of $138.0 million increased
$23.2
million, or 20.2%, compared with the year ended December 31, 1992. Total revenue of $1,359.6 million for the year ended December 31, 1993, grew
$94.1 million, or 7.4%, compared with the year-earlier period, while total expenses of $1,221.5 million (excluding the provision for income taxes and cumulative effect of accounting change) increased $70.9 million, or 6.2%.
The impact of the federal statutory tax rate increase from 34% to 35% in
1993 of $12.4 million (of which $11.4 million related to the impact of adjusting deferred tax balances) adversely affected net income for 1993, compared with 1992. Also in the first quarter of 1993, the Company adopted
SFAS No. 109, resulting in a charge to earnings of $2.9 million. Without these charges, net income for the year ended December 31, 1993, would have been $83.9 million or $1.95 per share, a 14.1% increase over net income in the prior year. Reported net income for 1993 was $68.6 million, or $1.60 per share.

     The Company's increase in earnings before income taxes for the year ended December 31, 1993, compared with 1992, principally resulted from a higher average level of finance assets, increased gains on end of lease activity, lower rates on borrowings and higher servicing fees for managed portfolios.

     Finance revenue of $107.4 million decreased $11.8 million, or 9.9%, for 1993, compared with 1992, while the average finance receivable portfolio increased $73.0 million, or 7.2%, over the same period. The positive revenue variance generated by the increased asset level was more than offset by a decline in rates charged to customers that reflected the lower interest rate environment of 1993, compared with 1992.

     Capital lease revenue of $392.0 million increased $10.8 million, or
2.8%, for 1993, compared with 1992, while the average capital lease portfolio increased 14.8%. The growth in capital lease revenue resulted from a higher level of assets but was partially offset by a decline in product pricing reflective of the lower interest rate environment.

     Rental revenue on operating leases of $502.1 million increased $31.1 million, or 6.6%, for 1993, compared with 1992. This increase was due to increased rates charged to customers and to a slight increase in the average net investment in operating leases for 1993, compared with 1992.
Depreciation on operating leases of $334.2 million increased $28.7 million, or 9.4%, for 1993, compared with 1992. Rental revenue less associated depreciation ("operating lease margin") was $167.9 million, or 33.4%, of rental revenue for 1993, compared with $165.5 million, or 35.1%, for 1992.
The operating lease margin for 1993, was somewhat lower than the operating lease margin for 1992, due to lower estimated residual value assumptions of equipment in both the primary and secondary markets, particularly for computers, resulting in higher depreciation expense.

     Market forces, economic uncertainty and the transition to a new generation of mainframes and technological alternatives, have impacted the market for mainframe computers. At December 31, 1993, $687.0 million, or
11.3%, of portfolio assets, the majority of which were operating leases, related to mainframe computers. This compares with $791.9 million, or
14.1%, at December 31, 1992. The Company regularly monitors its estimates of residual values for all leased equipment including mainframe computers and believes that its residual values are conservatively stated. As a result of the Company's analysis of developments affecting the major mainframe computer manufacturers and their pricing policies, and technological advances in the computer industry (e.g., advances made in client server architectures), declines in the future residual value of certain mainframe computers were identified during 1993. The effect of this change increased depreciation expense by $2.5 million in 1993.

     For the year ended December 31, 1993, revenue from sales of equipment purchased for resale increased $28.8 million, or 21.7%, to $161.5 million compared with 1992. Cost of equipment sales of $145.8 million increased
$24.7 million, or 20.3%, for 1993, compared with 1992.  During
1993, the
Company expanded this activity to Europe which caused the increase from the prior year.

     In 1993 and 1992, the Company's total United States revenue associated
with financing provided for customers of AT&T and its affiliates was $423.3
million, or 33.2%, of total United States revenue, and $410.5 million, or
32.8%, of total United States revenue, respectively.  United
States revenue
generated from AT&T and its affiliates and employees of AT&T and its
affiliates as end-users of equipment was $201.9 million, or
15.9%, and
$185.2 million, or 14.8%, in 1993 and 1992, respectively, of total United
States revenue.  Therefore, $625.2 million, or 49.1%, in 1993 and
$595.7
million, or 47.6%, in 1992, of the Company's total United States revenue was associated with the Company's relationship with AT&T.

     Other revenue of $196.5 million grew $35.1 million, or 21.8%, in 1993, compared with 1992. Other revenue consists mainly of gains on securitization of lease receivables, sales of leased and off-lease equipment and service fee revenue. (See Note 6 to the Consolidated
Financial Statements.) The increase in other revenue for 1993, compared with 1992, is primarily due to increased gains on sales of leased and off-lease equipment of $9.8 million and increased service fee revenue of $18.8 million, of which $18.4 million relates to service fees from AT&T for managing certain assets on behalf of AT&T.

     In the first and fourth quarters of 1993, the Company securitized
$151.9 million and $410.0 million of lease receivables, respectively, resulting in a gain of $51.5 million. A similar securitization in the fourth quarter of 1992, resulted in a $52.4 million gain.

     Under the terms of these securitizations, the Company is liable to the purchasers of such receivables for a limited amount of recourse granted by the Company to such purchasers. In the unlikely event that all such receivables became uncollectible at December 31, 1993, the Company's maximum exposure under limited recourse provisions granted to the purchasers of all securitized lease receivables was $347.3 million. In addition, the Company provides such purchasers with billing and collection and other services with respect to such securitized receivables.

     At December 31, 1993, total assets managed by the Company on behalf of others were $2.8 billion compared with $1.4 billion at December 31, 1992.
Included in assets managed at December 31, 1993, was $1.4 billion of lease finance assets retained by AT&T as a result of the Restructuring. These assets consist principally of equity interests in project finance transactions and leveraged leases of commercial aircraft. Of the total assets managed by the Company, 59.2% in 1993, and 21.6% in 1992, were assets managed on behalf of AT&T and its affiliates.

     The Company continued to benefit from lower interest rates on its borrowings. Interest expense of $236.3 million decreased $16.2 million, or
6.4%, in 1993, compared with 1992. The decrease was the result of a lower cost of funds in 1993, compared with 1992. The lower cost of funds was partially offset by an increase in average borrowings for 1993, compared with 1992.

     Operating and administrative costs of $381.5 million increased $21.8 million, or 6.1%, in 1993, compared with 1992. The increase in operating and administrative costs for 1993, compared with 1992, reflected an increase of $11.4 million in the Company's cost of operations in Europe and
Canada over 1992. The Company's European and Canadian operations generated an aggregate net loss of $9.4 million for 1993, compared with an aggregate net loss of $13.8 million for 1992.

     The Company also incurred an additional $6.7 million in operating and administrative costs related to start-up businesses such as Small Business
Administration ("SBA") lending (which commenced operations late in 1992)
for 1993, compared with 1992. The balance of the increase in operating and administrative expenses for the year ended December 31, 1993, compared with the year ended December 31, 1992, is due primarily to costs associated with managing a higher level of finance assets.

     Effective January 1, 1993, the Company adopted SFAS No. 109. The change in accounting for income taxes resulted in a charge to earnings of
$2.9 million, in the first quarter of 1993, as the cumulative effect on prior years of this change, but had no effect on cash flows. The majority of this charge related to establishing additional net deferred tax credits relating to state and local income taxes.

     The effective income tax rate was 48.2% and 36.0% for 1993 and 1992, respectively. The increase was primarily due to the effect of the retroactive 1993 tax rate increase recorded in the third quarter of 1993.
Due to the increase in the federal statutory corporate income tax rate from
34% to 35% signed into law in August 1993, the Company recorded an additional charge to the provision for income taxes of $12.4 million in
1993. The $12.4 million charge includes the impact of increasing previously recorded deferred tax liabilities by $11.4 million. (See Note
10 to the Consolidated Financial Statements.)

     See "Credit Quality" below for a discussion of the provision for credit losses.


FINANCIAL CONDITION

     Portfolio assets (investment in finance receivables, capital leases and operating leases), net of reserves, increased by $1,408.0 million, or
23.2%, at December 31, 1994, to $7,484.8 million compared with December 31,
1993, principally due to growth in the Company's international lease portfolio and the domestic automobile lease portfolio, as well as a lower level of assets securitized in 1994.

     During January 1994, the Company purchased Australian
Guarantee
Corporation Finance (H.K.) Limited ("A.G.C. Finance"), a subsidiary of
Australian Guarantee Corporation Limited and A.G.C. Overseas
Holdings
Limited. A.G.C. Finance, renamed The Capita Corporation Hong Kong Limited, is a Hong Kong based automobile and equipment financing and leasing company which also provides commercial and personal loans. Also in January 1994, the Company purchased Avis Leasing, a division of AvisCar, which provides automobile fleet leasing and supporting service programs to small and mid-size commercial and corporate customers in Canada. The total assets acquired through these two international acquisitions were approximately
$240 million.

     Additionally, during 1994, the Company opened offices in Mexico and
Australia. The Company has from time to time investigated potential opportunities to make acquisitions abroad, and the Company may open additional foreign offices on a limited basis either directly or through acquisition.

     As a result of the above mentioned acquisitions, the Company's international assets (excluding cross border transactions) at December 31,
1994, grew to 10.9% of total assets, up from 6.3% at December 31, 1993.

     In January 1995, the Company acquired the vendor leasing and finance companies of Banco Central Hispano and certain of its affiliates ("CFH
Leasing International") located in the United Kingdom, Germany,
France,
Italy, Belgium, the Netherlands and Luxembourg. CFH Leasing International provides financial services to equipment manufacturers and vendors. With offices throughout western Europe, it serves approximately 4,600 customers and had approximately $540 million in assets at the time of acquisition.

     The net investment in finance receivables increased by $255.6 million, or 21.4%, at December 31, 1994, to $1,452.9 million compared with December
31, 1993, due primarily to increases in the Company's telecommunications systems portfolio, small business lending portfolio and the acquisition of
A.G.C. Finance.

     The net investment in capital leases increased by $1,229.1 million, or
31.5%, at December 31, 1994, to $5,129.3 million compared with
December 31,
1993.  This increase was primarily due to an increase in the international
lease portfolio and the domestic automobile lease portfolio, as well as to
a lower level of assets securitized in the Company's small ticket business
equipment lease portfolio in 1994.  Also contributing to the increase was
the AT&T lease extension in the first quarter of 1994.  The terms of the
extension, which reduced the Company's mainframe residual
exposure,
resulted in a reclassification of the mainframe lease from an operating
lease to a capital lease.  The net investment recorded in capital leases at
December 31, 1994, with respect to this lease, was approximately
$150
million.

     The net investment in operating leases decreased by $76.8 million, or
7.8%, at December 31, 1994, to $902.5 million compared with December 31,
1993. The decline was primarily due to the AT&T lease extension during the first quarter of 1994, discussed above, but was somewhat offset by increases in the international lease portfolio and the domestic automobile lease portfolio.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates a substantial portion of its funds from lease and rental receipts, but is also highly dependent upon external financing, including the issuance of commercial paper and medium-term notes in public markets and, to a lesser extent, privately placed asset-backed financings
(or securitizations).  Standard & Poor's Corporation, Moody's
Investors
Service, Inc., and Duff & Phelps Credit Rating Co. have rated the Company's senior long-term debt A, A3 and A, respectively, and have rated the
Company's commercial paper A-1, P-1 and D-1, respectively.

     Funds required to support the Company's operations during 1994, were derived internally primarily from principal and interest collections from customers (which include realization of cash from residual values through remarketing activities), and externally from issuances of commercial paper, and issuances of medium-term debt. The Company estimates that, under existing lease and loan terms, gross cash receipts of approximately $8.1 billion may be generated in the future.

     In 1994, the Company issued commercial paper of $29.0 billion, issued medium-term notes of $2.1 billion and made commercial paper repayments of
$28.4 billion and medium-term note repayments of $1.4 billion.
In 1993,
the Company issued commercial paper of $17.0 billion and made commercial paper repayments of $17.4 billion, and issued medium-term notes of $1.2 billion and repaid medium-term notes of $632.6 million.
Additionally, the
Company borrowed and repaid approximately $5.0 billion from AT&T on a short-term basis during 1993.

     During 1994 and 1993, principal collections from customers and proceeds from securitized receivables of approximately $3.8 billion and
$4.1 billion, respectively, were received. These receipts were primarily used for financing portfolio assets (including purchases of finance asset portfolios and businesses) of approximately $5.5 billion in 1994, and $5.1 billion in 1993.

     In conjunction with the Hong Kong acquisition, the Company assumed
$106.1 million of A.G.C. Finance's debt, of which $93.0 million was outstanding at December 31, 1994.

     The Company has paid quarterly dividends every quarter since the fourth quarter of 1993, its first full quarter of operations after its initial public offering. On January 20, 1995, the Company's board of directors declared a quarterly dividend of ten cents per share. The dividend was paid on February 28, 1995, to shareowners of record as of
February 10, 1995.

     During 1993, the Company's borrowings consisted primarily of loans
from AT&T, until July 14, 1993, when the Company established its own
commercial paper facility.  The Company filed a shelf
registration with the
Securities and Exchange Commission ("SEC") on July 26, 1993,
registering
$2.5 billion of debt securities.  Borrowing under this shelf registration
commenced on August 5, 1993.  In July 1994, the Company
registered with the
SEC an additional $2.5 billion of debt securities (including medium-term
notes) and warrants to purchase debt securities, currency
warrants, index
warrants and interest rate warrants.  At December 31, 1994,
$2,474.7
million of medium-term debt was outstanding under these debt registrations.


     Also in July 1994, the Company re-established credit facilities of
$2.0 billion. These facilities, negotiated with a consortium of 32 lending institutions, support the commercial paper issued. At December 31, 1994, these facilities were unused. The Company also has available local lines of credit to meet local funding requirements in Hong Kong, Canada, the
United Kingdom and Australia of approximately $134 million, of which approximately $29 million was unused at December 31, 1994.

     On August 4, 1993, the Company received $117.2 million of proceeds
(excluding costs of the transaction of approximately $1.7 million) from stock offerings. (See Notes 1 and 8 to the Consolidated Financial
Statements.) These proceeds were used to reduce the amount of the
Company's outstanding commercial paper and loans from AT&T otherwise required to be "rolled over" (i.e., refinanced at maturity with the proceeds of newly-incurred indebtedness for borrowed money).

     The Company has, from time to time, borrowed funds directly from AT&T, including on an interest free basis pursuant to tax agreements. These interest free loans amounted to $214.1 million at December 31, 1994. These sources of funds would not be available if the Company were to cease being a member of AT&T's consolidated group for federal income tax purposes.

     The Company anticipates obtaining all necessary external financing through issuances of commercial paper, privately placed asset-backed financings (or securitizations), available lines of credit for certain foreign operations and debt registrations.

     Future financing is contemplated to be arranged through a large number of financial institutions as necessary to meet the Company's capital and other requirements with the timing of issue, principal amount and form depending on the Company's needs, prevailing market and general economic conditions.

     The Company considers its current financial resources, together with the debt facilities referred to above, and estimated future cash flows, to be adequate to fund the Company's future growth and operating requirements.


ASSET AND LIABILITY MANAGEMENT

     AT&T Capital's asset and liability management ("ALM") process takes a coordinated approach to the management of interest rate and foreign currency risks. The Company's overall strategy is to match the average maturities of its borrowings with the average cash flows of its portfolio assets, as well as the currency denominations of its borrowings with those of its portfolio assets, in a manner intended to reduce the Company's interest rate and foreign currency exposure. The following discussion describes certain key elements of this process, including AT&T Capital's use of derivatives to manage risk.

Match Funding

     AT&T Capital generally matches the duration and maturity structure of its liabilities to that of its portfolio assets. The Company routinely projects the expected future cash flows related to its current portfolio assets. Based on these projections, the Company is able to match the maturity and duration of its debt with that of its assets. The cash flow projections incorporate assumptions about customer behavior such as prepayments, refinancings and charge-offs. The assumptions are based on historical experience with the Company's individual markets and customers and are continually monitored and updated as markets and customer behaviors change, to reflect current customer preferences, competitive market conditions, portfolio growth rates and portfolio mix.

Interest Rate Risk and Currency Exchange Risk

     AT&T Capital actively manages interest rate risk to protect the
Company's margins on existing transactions. Interest rate risk is the risk of earnings volatility attributable to changes in interest rates. The
Company routinely analyzes its portfolio assets and strives to match floating rate assets with floating rate debt and fixed rate assets with fixed rate debt. The Company generally achieves a matched position through issuances of commercial paper and medium-term notes, as well as through the use of interest rate swaps. The Company does not speculate on interest rates, but rather seeks to mitigate the possible impact of interest rate fluctuations. This is a continual process due to prepayments, refinancings, non-performing loans, as well as other portfolio dynamics, and therefore, interest rate risk can be significantly limited but never fully eliminated. Additionally, the Company enters into foreign exchange contracts and participates in the currency swap market to mitigate its exposure to assets and liabilities denominated in foreign currencies and to meet local funding requirements. The Company expects to enter into more foreign exchange contracts and currency swaps in 1995, as a result of the January 1995 acquisition of CFH Leasing International, described above.

Using Derivatives to Manage Interest Rate and Currency Risk

     AT&T Capital uses derivatives to match fund its portfolio and thereby manage interest rate and currency risk. Derivatives can be customized in terms of duration and interest rate basis (i.e., fixed or floating).
Derivatives used by the Company are operationally efficient to arrange and maintain. Whether AT&T Capital issues medium-term notes, on which it pays a fixed rate, or issues floating rate debt and utilizes interest rate swaps, on which it generally pays a fixed rate and receives a floating rate, the Company's interest rate risk position can be equally well managed. However, it is the interplay between liquidity, capital, portfolio characteristics, and economic and market conditions which will determine the final mix of medium-term notes, commercial paper and swaps

(or other derivatives) used to manage interest rate risk.  Notes
7 and 13
to the Consolidated Financial Statements provide more details regarding the
Company's debt portfolio and interest rate and currency swap and foreign exchange contract positions.

Derivative Credit Risk

     The notional amount of derivative contracts does not represent direct credit exposure. Rather, credit exposure may be defined as the market value of the derivative contract and the ability of the counterparty to perform its payment obligation under the agreement. The majority of the
Company's interest rate swaps require AT&T Capital to pay a fixed rate and receive a floating rate. Therefore, this risk is reduced in a declining interest rate environment as the Company is generally in a payable position, and is increased in a rising interest rate environment as the
Company is generally in a receivable position. The Company seeks to control the credit risk of its interest rate swap agreements through credit approvals, exposure limits and monitoring procedures. All swap agreements are with major money center banks and intermediaries rated "A" or better by national rating agencies, with the majority of the Company's counterparties being rated "AA" or better.

     There were no past due amounts or reserves for credit losses at
December 31, 1994, related to derivative transactions, nor were there any charge-offs during the three years ended December 31, 1994.

Debt to Equity

     Total debt to equity at December 31, 1994, of 5.51 increased from 4.61 at December 31, 1993. This increase was due to the deployment of the proceeds of the initial public offering of the Company's common stock in the third quarter of 1993. As a result of the January 1995 acquisition of
CFH Leasing International, leverage increased to approximately
6.00.


CREDIT QUALITY

     The control of credit losses is an important element of the Company's business. The Company seeks to minimize its credit risk through diversification of its portfolio assets by customer, customer type, geographic location and maturity. The Company's financing activities have been spread across a wide range of equipment segments (e.g., telecommunications, general, data center, other data processing, and transportation) and a large number of customers located throughout the
United States and, to a lesser extent, abroad.

     Portfolio credit performance indicators continued to improve in 1994.
Delinquency and charge-off levels declined during 1994, while nonaccrual
assets at December 31, 1994, totalled $120.5 million compared with $160.6
million at December 31, 1993.  This lower level of nonaccrual assets,
charge-off levels and delinquency, resulted in a decrease in the
Company's
provision for credit losses of $42.8 million, or 34.6%, to $80.9 million,
compared with 1993.  For 1994, charge-offs to investment in
portfolio
assets improved to .73%, compared with .95% for 1993.  As a
result of the
improved credit performance indicators and the strong economy, the
allowance for credit losses was 2.30% of the Company's investment in
portfolio assets at December 31, 1994, compared with 2.56% at
December 31,
1993.  At December 31, 1994, the allowance for credit losses was
$176.4
million, compared with $159.8 million at December 31, 1993.

     The Company maintains an allowance for credit losses at an amount based on a detailed analysis of delinquencies and problem portfolio assets, an assessment of overall risk and management's evaluation of probable losses in the portfolio as a whole given its diversification, and a review of historical loss experience. Management also takes into consideration the potential impact of existing and anticipated economic conditions.

     The Company's management believes that the diversity and strength of its portfolio assets, along with vigilant attention to risk management, position it to deal effectively with a changing global economic environment.


RECENT PRONOUNCEMENTS

     For a discussion of the effect on the Company of SFAS No.
114,
"Accounting by Creditors for Impairment of a Loan" and SFAS No.
118,
"Accounting by Creditors for Impairment of a Loan - Income
Recognition and
Disclosures", each of which was recently issued by the Financial
Accounting
Standards Board ("FASB"), see Note 4 to the Consolidated
Financial
Statements included herein.

     The FASB also recently issued SFAS No. 119, "Disclosure about
Derivative Financial Instruments and Fair Value of Financial
Instruments",
which was effective for the Company's December 31, 1994, financial statements. SFAS No. 119 required or suggested certain disclosures with respect to derivative financial instruments. (See Note 13 to the Consolidated Financial Statements included herein.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
___________________________________________________________________________

At December 31,                                     1994
 1993
(Dollars in Thousands)
___________________________________________________________________________

ASSETS:
Cash and cash equivalents (Note 2)               $   54,464     $
      -
Net investment in finance
 receivables (Note 4)                             1,452,947
1,197,303
Net investment in capital leases
 (Notes 4 and 12)                                 5,129,326
3,900,224
Net investment in operating leases, net of
 accumulated depreciation of $567,398 in
 1994 and $573,639 in 1993 (Notes 5 and 12)         902,525
979,278
Deferred charges and other assets (Notes 2,
 6 and 12)                                          482,661
332,921
___________________________________________________________________________

Total Assets                                      8,021,923
6,409,726
___________________________________________________________________________

LIABILITIES AND SHAREOWNERS' EQUITY:
LIABILITIES:
Short-term notes, less unamortized discounts
 of $4,619 in 1994 and $3,018 in 1993 (Note 7)    2,176,877
1,546,562
Deferred income taxes (Notes 2 and 10)              555,287
445,613
Income taxes and other payables (Notes 2 and 10)    545,270
479,265
Payables to AT&T and affiliates
 (Notes 10 and 12)                                  356,690
298,000
Due to AT&T and affiliates for
 borrowings (Notes 7 and 12)                              -
 35,290
Medium- and long-term debt (Note 7)               3,379,581
2,680,553
Commitments and contingencies (Notes 12 and 13)
___________________________________________________________________________

Total Liabilities                                $7,013,705
$5,485,283
___________________________________________________________________________

                        (Continued on next page)

                     AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (Continued)
___________________________________________________________________________

At December 31,                                       1994
  1993
(Dollars in Thousands)
___________________________________________________________________________

SHAREOWNERS' EQUITY (Notes 1, 8 and 11):
Common stock, one cent par value:
  Authorized 100,000,000 shares, issued and outstanding, 46,962,439 shares in 1994 and

  46,867,022 in 1993                             $      470     $
    469
Additional paid-in capital                          782,785
780,591
Recourse loans to senior executives                 (19,651)
(17,788)
Foreign currency translation adjustments             (2,158)
 (2,603)
Retained earnings                                   246,772
163,774
___________________________________________________________________________

Total Shareowners' Equity                         1,008,218
924,443
___________________________________________________________________________

Total Liabilities and Shareowners' Equity        $8,021,923
$6,409,726
___________________________________________________________________________





     The accompanying notes are an integral part of these Consolidated
Financial Statements.

                AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
___________________________________________________________________________

For the Years Ended December 31,                1994       1993
   1992
(Dollars in Thousands, except per share amounts)
___________________________________________________________________________

REVENUE:
 Finance revenue (Notes 2 and 4)           $  120,800 $  107,436
$  119,231
 Capital lease revenue (Notes 2, 4 and 12)    477,875    391,985
 381,141
 Rental revenue on operating leases
  (includes $79,573 in 1994,
  $158,592 in 1993, and $143,012 in
  1992 from AT&T and affiliates)
  (Notes 2, 5 and 12)                         475,375    502,132
 471,039
 Equipment sales (includes $18,689 in 1992
  from AT&T and affiliates) (Note 12)         126,567    161,529
 132,709
 Other revenue, net (Notes 6 and 12)          183,462    196,507
 161,406
___________________________________________________________________________

Total Revenue                               1,384,079  1,359,589
1,265,526
___________________________________________________________________________

EXPENSES:
 Interest (includes $21,602 in 1993
  and $27,879 in 1992 to AT&T and
  affiliates) (Notes 2, 7, 12 and 13)         271,812    236,335
 252,545
 Operating and administrative (includes
  $24,729 in 1994, $44,775 in 1993, and
  $37,457 in 1992 to AT&T and affiliates)
  (Notes 2, 11 and 12)                        427,187    381,515
 359,689
 Depreciation on operating leases (Notes
  2 and 5)                                    313,583    334,191
 305,523
 Cost of equipment sales (Note 12)            116,995    145,830
 121,179
 Provision for credit losses (Note 2)          80,888    123,678
 111,715
___________________________________________________________________________

Total Expenses                              1,210,465  1,221,549
1,150,651
___________________________________________________________________________

Income before income taxes and cumulative
 effect on prior years of accounting change   173,614    138,040
 114,875
Provision for income taxes (Notes 2 and 10)    73,278     66,530
  41,303
___________________________________________________________________________
Income before cumulative effect on prior
 years of accounting change                   100,336     71,510
  73,572
Cumulative effect on prior years of
 accounting change (Notes 2 and 10)                 -     (2,914)
       -
___________________________________________________________________________

NET INCOME                                 $  100,336 $   68,596
$   73,572
___________________________________________________________________________
                          (Continued on next page)

                 AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Continued)
___________________________________________________________________________

For the Years Ended December 31,                 1994       1993
   1992
(Dollars in Thousands, except per share amounts)
___________________________________________________________________________

Earnings per common share and common

share equivalent (Note 8):
 Income before cumulative effect on
  prior years of accounting change          $    2.14   $   1.67
$   1.83
 Cumulative effect on prior years of
  accounting change                                 -       (.07)
       -
___________________________________________________________________________

Net Income Per Share                        $    2.14   $   1.60
$   1.83
___________________________________________________________________________

Weighted average shares
  outstanding (thousands):                     46,906     43,002
  40,250
___________________________________________________________________________



     The accompanying notes are an integral part of these Consolidated
Financial Statements.

                 AT&T CAPITAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS'
EQUITY
___________________________________________________________________________

For the Years Ended December 31,          1994         1993
  1992*
(Dollars in Thousands)
___________________________________________________________________________
Common stock
  Balance at beginning of year         $     469     $    403
$    403
  Stock issuances:
    Public offering (Note 1)                   -           58
      -
    Pension and benefit plans (Note 11)        1            8
      -
___________________________________________________________________________
Balance at end of year                       470          469
    403
___________________________________________________________________________
Additional paid-in capital
  Balance at beginning of year           780,591      638,371
473,409
  Capital contributions                        -        9,106
164,962
  Stock issuances:
    Public offering (Note 1)                   -      114,482
      -
    Pension and benefit plans (Note 11)    2,194       18,632
      -
___________________________________________________________________________
Balance at end of year                   782,785      780,591
638,371
___________________________________________________________________________
Recourse loans to senior executives
  (Note 11)
  Balance at beginning of year           (17,788)           -
      -
  Loans made                              (2,760)     (17,788)
      -
  Loans repaid                               897            -
      -
___________________________________________________________________________
Balance at end of year                   (19,651)     (17,788)
      -
___________________________________________________________________________
Foreign currency translation adjustments
  Balance at beginning of year            (2,603)      (1,547)
      -
  Unrealized translation gain (loss)         445       (1,056)
 (1,547)
___________________________________________________________________________
Balance at end of year                    (2,158)      (2,603)
 (1,547)
___________________________________________________________________________
Retained earnings
  Balance at beginning of year           163,774       99,394
 75,454
  Net income                             100,336       68,596
 73,572
  Cash dividends paid (Note 8)           (17,338)      (4,216)
(49,632)
___________________________________________________________________________
Balance at end of year                   246,772      163,774
 99,394
___________________________________________________________________________
Total Shareowners' Equity             $1,008,218     $924,443
$736,621
___________________________________________________________________________

     * Certain amounts have been reclassified to conform to the 1994 and 1993 presentation.

     The accompanying notes are an integral part of these Consolidated
Financial Statements.

                  AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
___________________________________________________________________________

For the Years Ended December 31,         1994          1993
  1992*
(Dollars in Thousands)
___________________________________________________________________________
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                          $   100,336  $    68,596   $
 73,572
Noncash items included in income:
   Depreciation and amortization        353,954      384,933
308,419
   Deferred taxes                       106,384       43,419
111,973
   Provision for credit losses           80,888      123,678
111,715
   Gain on receivables
     securitizations                    (14,799)     (51,496)
(52,887)
   Cumulative effect on prior years
     of accounting change                     -        2,914
      -
Increase in receivables
   from AT&T and affiliates                   -            -
    (66)
(Increase) decrease in deferred
   charges and other assets             (41,837)      78,174
(97,156)
Increase (decrease) in income taxes
   and other payables                     3,068       72,451
(24,607)
Increase (decrease) in payables to
   AT&T and affiliates                  (10,257)      (1,340)
  7,523
___________________________________________________________________________
Net Cash Provided by
 Operating Activities                   577,737      721,329
438,486
___________________________________________________________________________
CASH FLOW FROM INVESTING ACTIVITIES:
Acquisitions of fixed
   assets, net                           (6,622)      (6,555)
(15,849)
Purchase of businesses, net of cash
   acquired                            (234,375)           -
(28,504)
Purchase of finance asset portfolios   (217,939)    (100,589)
(228,512)
Financings and lease equipment
   purchases                         (5,031,041)  (5,027,031)
(4,782,911)
Principal collections from
   customers, net of amounts
   included in income                 3,572,112    3,621,189
3,457,271
Cash proceeds from receivables
   securitizations                      203,934      507,160
612,709
Increase in investments, net                  -            -
     19
___________________________________________________________________________
Net Cash Used for Investing
 Activities                         $(1,713,931) $(1,005,826)  $
(985,777)
___________________________________________________________________________

                        (Continued on next page)

                 AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Continued)
___________________________________________________________________________
For the Years Ended December 31,           1994         1993
   1992*
(Dollars in Thousands)


___________________________________________________________________________
CASH FLOW FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term
  notes, net                           $   523,370 $ (355,463)  $
 62,648
Additions to medium- and
  long-term debt                         2,142,993  1,161,638
1,317,618
Repayments of medium- and
  long-term debt                        (1,448,470)  (632,563)
(388,903)
Increase (decrease) in payables to AT&T
  and affiliates                            (9,897)         9
(559,402)
Capital contributions from AT&T                  -          -
164,962
Dividends paid                             (17,338)    (4,216)
(49,632)
Proceeds from sale of common stock, net          -    115,092
      -
___________________________________________________________________________
Net Cash Provided by Financing
  Activities                             1,190,658    284,497
547,291
___________________________________________________________________________
Net Increase in Cash
  and Cash Equivalents                      54,464          -
      -
Cash and Cash Equivalents at
  Beginning of Period                            -          -
      -
___________________________________________________________________________
Cash and Cash Equivalents at
  End of Period                         $   54,464 $        -   $
      -
___________________________________________________________________________

     Interest paid was $253,960, $247,565 and $206,861 during
1994, 1993 and
1992, respectively.

     Net income taxes received were $55,712, $22,972 and $68,753, during
1994, 1993 and 1992, respectively.

Noncash Investing and Financing Activities:

     In 1994, 1993 and 1992, the Company entered into capital lease obligations of $41,442, $25,259 and $64,917, respectively, for equipment that was subleased. In 1994, the Company assumed $106,945 of debt in conjunction with acquisitions. In 1993, Old Capital (as defined in Note 1) made capital contributions to the Company of $9,106 primarily relating to deferred tax assets arising as a result of the Restructuring.

     * Certain amounts have been reclassified to conform to the
1994
presentation.

     The accompanying notes are an integral part of these Consolidated
Financial Statements.

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Thousands)


1. BACKGROUND, INITIAL PUBLIC OFFERING AND BASIS OF PRESENTATION

Background

     AT&T Capital Corporation ("AT&T Capital" or the "Company"), was incorporated on December 21, 1992, as AT&T Leasing, Inc., and was renamed
AT&T Capital on March 31, 1993. The Company is the successor entity to certain businesses of AT&T Capital Corporation, a wholly owned subsidiary of AT&T Corp. ("AT&T") that was renamed AT&T Capital Holdings, Inc., on
March 31, 1993 ("Old Capital"), and AT&T Credit Corporation, a wholly owned subsidiary of Old Capital that commenced operations in 1985, and was renamed AT&T Credit Holdings, Inc., on March 31, 1993 ("Old Credit"). In a restructuring which occurred on March 31, 1993 (the "Restructuring"), Old
Capital and Old Credit transferred substantially all their assets, except for certain assets consisting principally of equity interests in project finance transactions and leveraged leases of commercial aircraft ("Lease
Finance Assets"), in exchange for shares of the Company's common stock and the assumption by the Company of certain related liabilities.

     In connection with the Restructuring, AT&T issued a direct, full and unconditional guarantee of all existing indebtedness outstanding as of
March 31, 1993, for borrowed money incurred, assumed or guaranteed by Old
Capital entitled to the benefit of a support agreement between AT&T and Old
Capital, including the debt of Old Capital assumed by the Company in the
Restructuring.  Debt issued by the Company subsequent to March
31, 1993,
however, is not guaranteed or supported by AT&T.

Initial Public Offering

     An initial public stock offering combined with a management stock offering totalling approximately 14 percent of the Company's stock occurred on August 4, 1993. (See Note 8.) As a result of the stock offerings, approximately 86 percent of the outstanding common stock of the Company is owned by AT&T through Old Credit and Old Capital.

Basis of Presentation

     The consolidated financial statements reflect the financial position, results of operations and cash flows of the businesses transferred to the
Company on March 31, 1993, by Old Capital and Old Credit as a result of the
Restructuring. The Restructuring was accounted for in a manner similar to a pooling of interests. The common stock issued in connection with the incorporation of the Company has been reflected as outstanding for all periods presented.

     The consolidated financial statements include allocations of certain liabilities and expenses relating to the businesses transferred to the
Company by Old Capital and Old Credit.

     In the Restructuring described above, the Company assumed all the outstanding indebtedness (including indebtedness to third parties) of Old
Capital, but none of the outstanding indebtedness to third parties of Old
Credit. For the periods and at the dates reflected in the consolidated financial statements, the statements reflect outstanding indebtedness in an aggregate principal amount equal to the aggregate principal amount of indebtedness associated with the assets and business (the "AT&T Capital
Business") transferred to the Company and its subsidiaries in the Restructuring. However, as actually occurred in the Restructuring, no third-party indebtedness of Old Credit was directly allocated to the AT&T
Capital Business. To the extent the third-party indebtedness of Old
Capital was not associated with the AT&T Capital Business, such amount was reflected as a reduction of the debt shown as "Due to AT&T and affiliates for borrowings." Conversely, to the extent the third-party indebtedness of
Old Credit was associated with the AT&T Capital Business, such amount was reflected as an increase in the debt shown as "Due to AT&T and affiliates for borrowings." Interest expense shown in the consolidated financial statements reflects the actual interest expense associated with the AT&T
Capital Business for the periods indicated. See Note 10 for a discussion of certain interest free loans made by AT&T to the Company.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The accompanying consolidated financial statements include all majority-owned subsidiaries. The accounts of operations located outside of the United States are included on the basis of their fiscal years, ended either November 30, or December 31.

Revenue Recognition for Finance Receivables and Capital Leases

     For loans and other financing contracts (Finance
Receivables), revenue
is recognized over the life of the contract using the interest method.

     For leases classified as Capital Leases, the difference between (I) the sum of the minimum lease payments due and the estimated unguaranteed residual values and (ii) the asset purchase price paid by the Company is initially recorded as unearned income. The difference is subsequently amortized over the life of the lease contract and recognized as revenue, using the interest method. Unguaranteed residual values are determined on the basis of studies prepared by the Company, professional appraisals, historical experience and industry data.

     Accrual of income on portfolio assets is generally suspended when a loan or a lease becomes contractually delinquent for 90 days or more (or earlier if specifically identified). Accrual is resumed when the receivable becomes contractually current and management believes there is no longer any significant probability of loss.

Investment in Operating Leases

     Equipment under Operating Leases is generally depreciated over the estimated useful life of the asset. During the term of the related lease, annual depreciation is generally calculated on a straight-line basis based on the estimated residual values at the end of the respective lease terms.
Rental revenue is recognized on a straight-line basis over the related lease term.

Residual Values

     Residual values are reviewed by the Company at least annually.
Declines in residual values for capital leases are recognized as an immediate charge to income. Declines in residual values for operating leases are recognized as adjustments to depreciation expense on operating leases over the shorter of the useful life of the asset or the remaining term of the lease.

Allowance for Credit Losses

     In connection with the financing of leases and other receivables, the
Company records an allowance for credit losses to provide for estimated losses in the portfolio. The allowance for credit losses is at a level deemed adequate by management considering delinquencies and problem assets, an assessment of overall risks and management's evaluation of probable losses in the portfolio as a whole given its diversification, and a review of historical loss experience. The Company's charge-off policy is based on an analysis of the aging of the Company's portfolio, a review of all non-performing receivables and leases, and prior collection experience. An account is reserved for or charged off when analysis indicates that the account is uncollectible. Additionally, Company policy generally requires accounts 180 days past due to be reserved for or charged off.

Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Income Taxes

     Through 1992, the Company used the deferred method under Accounting
Principles Board Opinion No. 11, "Accounting for Income Taxes" to compute deferred taxes. Effective January 1, 1993, the Company adopted SFAS No.
109, which changed the method of accounting for income taxes from the deferred method to the liability method and requires deferred tax balances to be determined using the enacted income tax rates for the years in which these taxes will actually be paid or refunds received.

     In the first quarter of 1993, the Company recognized a charge to net income of $2.9 million as the cumulative prior years' effect of this accounting change. This change in accounting for income taxes had no effect on cash flows. Also during 1993, the Company recorded an additional
$12.4 million to the provision for income taxes due to the increase in the highest federal corporate income tax rate from 34% to 35% of which $11.4 million relates to adjusting prior years deferred tax balances.

Other Assets

     The cost of property and equipment is depreciated on a straight-line basis over their estimated useful lives, which generally range from three to twenty-five years. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the related assets on a straight-line basis.

     Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition, and is amortized as a charge against income on a straight-line basis generally over three to twenty year periods.

Derivative Financial Instruments

     The Company enters into derivative financial instruments, mainly interest rate swaps and currency swaps, to hedge interest rate and foreign currency exchange risk and to match fund assets and liabilities. Interest rate swaps generally involve the exchange of interest payments without the exchange of underlying notional principal amounts. Currency swaps generally involve both the exchange of principal and interest payments in distinct currencies. The criteria which must be satisfied for hedges are as follows: (1) the asset or liability to be hedged exposes AT&T Capital, as a whole, to interest rate or currency exchange risk, (2) the derivative acts to reduce the interest rate or currency exchange risk by reducing the sensitivity to interest rate or currency exchange movements, and
(3) the
derivative is designated and effective as a hedge.

     For interest rate swaps, the Company records a net receivable or payable related to interest to be received or paid as an adjustment to interest expense. In the event of an early termination of a swap contract, the gain or loss on a swap accounted for as a hedge is amortized over the remaining life of the related asset. The Company does not enter into speculative swaps; however, if the underlying transaction associated with a swap accounted for as a hedge is terminated early, the swap would be considered speculative. The gain or loss on a speculative swap would be recognized immediately.

     The Company enters into foreign exchange contracts as a hedge against assets and liabilities denominated in foreign currencies. Gains and losses are recognized on the contracts and offset foreign exchange gains or losses on the related assets and liabilities.

Foreign Currency Translation

     The financial statements of the Company's foreign operations are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign
Currency Translation", the resulting translation adjustments are recorded as a separate component of shareowners' equity. A transaction gain or loss realized upon settlement of a foreign currency transaction generally is included in determining net income for the period in which the transaction is settled.

Earnings Per Common Share and Common Share Equivalent

     Earnings per common share and common share equivalent are calculated using the weighted average number of common shares outstanding during the period giving effect to dilutive common stock equivalents in the form of stock options using the treasury stock method. Fully diluted earnings per share is not materially different from primary earnings per share.


3. ACQUISITIONS

        In January 1994, the Company purchased the stock of A.G.C. Finance, a Hong Kong-based vehicle and equipment leasing finance company with assets at the time of acquisition of approximately $150 million. Also in January
1994, the Company, through its wholly owned Canadian subsidiary acquired the vehicle portfolio and infrastructure assets constituting the Avis
Canada Leasing Division of AvisCar, Inc. ("Avis Leasing"). Avis Leasing provides automobile leasing to small and mid-size commercial and corporate clients in Canada and had approximately $90 million in assets at the time of acquisition.

     In April 1994, the Company acquired Goldome Industrial
Credit
Corporation ("GICC"), with assets at the time of acquisition of approximately $75 million. GICC provides financing programs for machine tool vendors, distributors and manufacturers.

     On January 4, 1995, the Company acquired the vendor leasing and finance companies of Banco Central Hispano and certain of its affiliates
("CFH Leasing International") located in the United Kingdom,
Germany,
France, Italy, Belgium, the Netherlands and Luxembourg.  CFH
Leasing
International provides financial services to equipment manufacturers and vendors and had approximately $540 million in assets at the time of acquisition. This acquisition will be reflected in the Company's financial statements in the first quarter of 1995.

     The above acquisitions were accounted for by the purchase method and the total cash paid for all of the above was approximately $311.9 million.
In addition, the Company assumed certain existing debt associated with these acquisitions. The results of operations are included, or in the case of CFH Leasing International, will be included, in the income statement of the Company from the respective acquisition dates. Unaudited pro forma revenue, net income and earnings per share would have been approximately
$1,442.0 million, $108.0 million and $2.31, respectively, for the year ended 1994 had the acquisitions occurred on January 1, 1994, and approximately $1,461.0 million, $78.0 million and $1.82, respectively, for the year ended 1993 had the above acquisitions occurred on January 1, 1993.
The pro forma information is based on various assumptions and is not necessarily indicative of results of operations that would have been reported had the acquisitions been completed at the dates mentioned above.
 The associated goodwill is amortized over periods not to exceed
15 years.


4. INVESTMENT IN FINANCE ASSETS

     The finance receivable and capital lease portfolios consisted of the following:
                                    Finance

                                  Receivables             Capital
Leases

At December 31,                1994         1993         1994
  1993
___________________________________________________________________________
Receivables                 $1,634,454  $1,348,691   $5,712,848
$4,267,481
Estimated unguaranteed
  residual values                    -           -      606,207
566,668
Unearned income               (133,620)    (94,328)  (1,066,457)
(835,845)
Allowance for credit losses    (47,887)    (57,060)    (123,272)
(98,080)
___________________________________________________________________________
Net investment              $1,452,947  $1,197,303   $5,129,326
$3,900,224
___________________________________________________________________________


     The schedule of maturities at December 31, 1994 for the finance receivable and capital lease portfolios is as follows:

                                                   Finance
Capital
                                                  Receivables
Leases
___________________________________________________________________________
1995                                              $  488,403
$1,765,863
1996                                                 268,133
1,485,331
1997                                                 209,750
1,231,372
1998                                                 157,735
 689,336
1999                                                  98,396
 314,064
2000 and thereafter                                  412,037
 226,882
___________________________________________________________________________
Total                                             $1,634,454
$5,712,848
___________________________________________________________________________

     Rights to certain lease receivables are purchased at a discount from
AT&T. AT&T is appointed as agent to bill and collect purchased receivables, and is reimbursed for the reasonable cost thereof. All rights, title, and interest in these receivables are assigned to the
Company by AT&T. AT&T has agreed to repurchase certain finance receivables and capital leases that go into default, and the Company will be reimbursed for any adjustments in the face value of the purchased finance assets. At
December 31, 1994 and 1993, $155,312 and $222,803, respectively, of the
Company's net investment in finance receivables contained such recourse provisions. At December 31, 1994 and 1993, $87,716 and $98,223,
respectively, of the Company's net investment in capital leases contained such provisions.

     The FASB recently issued SFAS No. 114, "Accounting by
Creditors for
Impairment of a Loan", and SFAS No. 118, "Accounting by Creditors for
Impairment of a Loan - Income Recognition and Disclosures", each of which must be adopted by the Company by the first quarter of 1995. The new standards require that impaired loans be measured based on the present value of expected cash flows, discounted at the loan's effective interest rate or the fair value of the collateral if the loan is secured, as well as certain related disclosures. When adopted, the new standards will not have a material effect on the consolidated financial statements of the Company.


5. EQUIPMENT UNDER OPERATING LEASES

     The following is a summary of equipment under operating leases at
December 31, 1994 and 1993, including equipment on lease to AT&T affiliates
(see Note 12):

At December 31,                                      1994
 1993
___________________________________________________________________________
Data processing                                  $  571,504     $
838,952
Telecommunications equipment                        366,259
348,017
Automobiles                                         304,936
188,321
Test equipment and other                            204,153
134,545
___________________________________________________________________________
                                                  1,446,852
1,509,835
Less:  Accumulated depreciation                    (567,398)
(573,639)
Rentals receivable, net                              23,071
 43,082
___________________________________________________________________________
Net investment in operating leases               $  902,525     $
979,278
___________________________________________________________________________


     Minimum future rentals to be received on noncancelable operating leases as of December 31, 1994, are as follows:

1995
$362,694
1996
199,671
1997
104,534
1998
 30,340
1999
 16,203
2000 and thereafter
  4,306
___________________________________________________________________________
Total minimum future rentals
$717,748
___________________________________________________________________________

6. OTHER REVENUE

     Other revenue consisted of the following:

For the Years Ended December 31,               1994       1993
  1992
___________________________________________________________________________
Net gain on sale of leased and off-lease
   equipment                                $ 76,453   $ 49,653
$ 39,868
Gain on receivables securitizations           14,799*    51,496*
 52,887*
Service fee revenue                           27,203     37,363
 18,559
Other portfolio related revenue               65,007     57,995
 50,092
___________________________________________________________________________
Total other revenue                         $183,462   $196,507
$161,406
___________________________________________________________________________
     * $14,799, $39,106 and $52,887 relates to securitizations in the fourth quarter of 1994, 1993 and 1992, respectively; and $12,390 relates to a securitization in the first quarter of 1993.

      For the years ended December 31, 1994, 1993 and 1992, the Company securitized portions of its capital lease portfolio amounting to $259,061,
 $561,943 and $511,188, with proceeds received of $287,550,
$648,887 and
$587,292, respectively. In conjunction with the 1994 and 1993 securitizations, at December 31, 1994, $96,177 of the sale proceeds were retained by the purchaser until certain receivable collections are attained and are included in other assets. In addition, in 1992, the Company securitized portions of its finance receivable portfolio of $24,664, with proceeds received of $25,417. The transactions provide for limited recourse to the Company for any uncollectible amounts. Under the agreements, the Company will service these accounts for the purchasers. A portion of the gains have been deferred representing service fees to be earned over the terms of the agreements plus an estimate of the losses under recourse provisions for the lease receivables securitized. In 1992, the Company increased the allowance for losses related to prior securitizations by $8.9 million to reflect the Company's increased exposure to recourse provisions due to economic conditions. At December 31, 1994 and 1993, $853,003 and $985,104, respectively, of receivables previously securitized remained outstanding. The Company's maximum exposure under these recourse provisions, in the unlikely event that all such receivables became uncollectible, amounted to $353,143 at December 31, 1994, and
$347,317 at December 31, 1993. The Company has recorded a liability for the amount that it expects to reimburse.


7. DEBT

Commercial Paper

     Commercial paper is generally issued at a discount. The maturities of commercial paper ranged up to eight months (with the majority maturing within 90 days) at December 31, 1994 and 1993, respectively. Interest rates ranged from 5.0% to 6.0% and 3.1% to 3.4% at December 31, 1994 and
1993, respectively. The discount amortized on commercial paper amounted to
$3,176 and $12,009 in 1994 and 1993, respectively. Interest is payable at maturity.

     The Company has revolving credit facilities totalling $2.0 billion, all of which were available at December 31, 1994 and 1993, to support the commercial paper issued. These facilities contain certain restrictive covenants with which the Company is in compliance. In addition, certain of the Company's foreign operations had short-term bank lines of credit of approximately $134.0 million, of which approximately $28.6 million was unused at December 31, 1994.

     Data with respect to short-term notes (principally
commercial paper)
are as follows:
                                              1994       1993
 1992
___________________________________________________________________________
End of year balance, net                   $2,176,877 $1,546,562
$1,899,655
Weighted average interest rate at
     December 31,                                5.8%       3.3%
    3.2%
Highest month-end balance                   2,176,877  2,067,592
2,128,463
Average month-end balance (a)               1,741,872  1,313,312
1,829,298
Weighted average interest rate (b)               4.3%       3.3%
    4.0%
___________________________________________________________________________

(a) The average month-end balance was computed by dividing the total of the outstanding month-end balances by the number of months in the year.

(b) The weighted average interest rate during the year is calculated by dividing the interest charged for the year by the weighted average short-term notes outstanding during the year.

Medium- and Long-term Debt

     Medium- and long-term debt outstanding at December 31, 1994 and 1993, consisted of the following:

                                         Maturities      1994
  1993
___________________________________________________________________________
3.24% - 5.99% Medium-term notes         1994 - 1998  $1,340,625
$1,731,215
6.00% - 6.99% Medium-term notes         1994 - 1999   1,548,900
 377,300
7.00% - 10.05% Medium-term notes        1994 - 2002     326,795
 439,520
11.88% - 11.95% Subordinated
 serial notes                           1994 - 1996       6,250
  11,250
Other long-term debt                    1994 - 2001     157,011
 121,268
___________________________________________________________________________

Total medium- and long-term debt                     $3,379,581
$2,680,553
___________________________________________________________________________

     The Company's medium- and long-term debt matures as follows:

1995
$1,750,172
1996
 835,814
1997
 507,399
1998
 139,018
1999
  74,903
2000 and thereafter
  72,275
___________________________________________________________________________
Total
$3,379,581
___________________________________________________________________________

     Long-term debt outstanding at December 31, 1994 and 1993,
included
$980,000 and $475,000, respectively, of variable rate debt with interest
rates ranging from 5.79% to 6.20%, and 3.24% to 3.98%,
respectively.   Such
variable rate debt periodically reprices based on various indices and generally matures in one to two years.

     To reduce exposure to interest rate movements, the Company enters into interest rate swap agreements. (See Note 13 for a discussion of the
Company's derivative activities.) The weighted average interest rate on average total debt outstanding was 5.65% and 5.68% for the years ended
December 31, 1994 and 1993, respectively.

     In addition, the Company had interest bearing debt payable to AT&T and affiliates of $35,290 at December 31, 1993, bearing interest at 3.34%.

     During 1994, the Securities and Exchange Commission ("SEC")
declared
effective a debt registration statement (which allows the Company to issue
debt to the public) of $2.5 billion.  As of December 31, 1994,
$1,808,325
of this debt registration was available for issuance.

     As a result of the Restructuring (see Note 1), medium-term notes outstanding at March 31, 1993, entitled to the benefit of a support agreement between AT&T and Old Capital (which agreement was terminated in the Restructuring) became directly guaranteed by AT&T. At December 31,
1994 and 1993, the amount of such guaranteed debt was $747,895 and
$1,441,035, respectively.


8. SHAREOWNERS' EQUITY AND EARNINGS PER SHARE

     During 1994, the Company's board of directors declared dividends totalling thirty-seven cents per share. In addition, on January 20, 1995, the Company's board of directors declared a quarterly dividend of ten cents per share to shareowners of record on February 10, 1995. The dividend was paid on February 28, 1995.

     On June 28, 1993, the Company effected a 402,500 for one stock reclassification. The par value of the stock remained at $.01 per share.
Accordingly, common stock and additional paid-in capital have been restated to reflect the reclassification.

     On August 4, 1993, the Company sold common shares in an initial public stock offering and in a management stock offering. The shares issued represent approximately 14 percent of the total shares outstanding after the offerings. AT&T, through Old Credit and Old Capital, remains the owner of 40,250,000 shares. The net proceeds received by the Company from the sale of the common stock in the stock offerings were $115,092. Certain costs of the offerings not offset by the proceeds were borne by AT&T. Such proceeds did not include $17,788 of future proceeds attributable to the purchases of common stock in the management stock offering that were funded by recourse loans from the Company to certain senior executives of the
Company.


9. FAIR VALUE DISCLOSURES

     Fair value is a subjective and imprecise measurement that is based on assumptions and market data which require significant judgment and may only be valid at a particular point in time. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. Accordingly, management cannot provide assurance that the fair values presented are indicative of the amounts that the Company could realize in a current market exchange.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 1994 and 1993:

Cash and Cash Equivalents

     For cash and cash equivalents the carrying amount is a reasonable estimate of fair value.

Net Investment in Finance Receivables

     The fair value of the finance receivable portfolio is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Short-term Notes and Due to AT&T for Borrowings

     The carrying amount is a reasonable estimate of fair value.

Gross Profit Tax Deferral Payable to AT&T

     The fair value of the gross profit tax deferral is estimated by discounting the expected future cash flows using the Company's current cost of debt.

Medium- and Long-term Debt

     Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Interest Rate and Currency Swap Agreements

     The fair value of interest rate and currency swaps is estimated by discounting the expected future cash flows using the rate at which the
Company could terminate the swaps in the market today.

Foreign Exchange Contracts

     The fair value of foreign exchange contracts is estimated based on current market quotes for foreign exchange contracts with the same remaining terms.

Credit Facilities

     The fair value of the credit facilities are based on fees currently paid for similar arrangements.

     The following is the carrying value and fair value (as determined using the methods described above):

                                December 31, 1994      December
31, 1993
___________________________________________________________________________
                               Carrying      Fair     Carrying
 Fair
                                Amount       Value     Amount
 Value
___________________________________________________________________________
Assets:
  Cash and cash equivalents  $   54,464  $   54,464  $        -
$        -
  Net investment in finance
    receivables (Note 4)      1,452,947   1,432,070   1,197,303
1,213,982

Liabilities:
  Short-term notes (Note 7)   2,176,877   2,176,877   1,546,562
1,546,562
  Gross profit tax deferral
    payable to AT&T (Note 10)   214,066     184,238     188,562
 162,753
  Medium- and long-term debt
    (Note 7)                  3,379,581   3,319,101   2,680,553
2,727,578
  Due to AT&T and affiliates
    for borrowings (Notes 7  $        -  $        -  $   35,290
$   35,290
    and 12)
___________________________________________________________________________

     Matching maturities of its portfolio assets and debt is a key component of the financial strategy used by the Company to manage interest rate risk. Based on unaudited calculations performed by the Company, the decreased fair value of the Company's debt has been offset by the decreased fair value of the Company's lease portfolio at December 31, 1994. The fair value of the Company's lease portfolio is not a required disclosure under
SFAS No. 107, "Disclosure About Fair Value of Financial Instruments" and, therefore, only the fair value of the loan portfolio has been disclosed.

Off-balance Sheet Financial Instruments

     At December 31, 1994 and 1993, the Company had interest rate swaps with a notional amount of $2,711,773 and $2,713,569, respectively. Had the
Company terminated these swaps at December 31, 1994 and 1993, it would have received $57,033 and $195, respectively, and would have paid
$4,726 and
$27,764, respectively.  (See Note 13.)

    At December 31, 1994 and 1993, the Company had $221,817 and
$149,210,
respectively, of currency swaps outstanding. If terminated at December 31,
1994 and 1993, the Company would have received $11,200 and $1,977, respectively, and would have paid $2,338 and $1,734, respectively, for these currency swaps.

     At December 31, 1994 and 1993, the Company had $318,054 and
$165,969,
respectively, of foreign exchange forward contracts outstanding.
The
contracts had a fair value of $321,290 and $165,688 at December
31, 1994
and December 31, 1993, respectively.

     The fees for the Company's $2.0 billion revolving credit facilities are .0775% of the unused portion per year plus a .0125% set-up fee. In addition, the Company had approximately $28.6 million of unused foreign credit facilities for which the fees are negligible. (See Note 7.)

     At December 31, 1994 and 1993, the Company had a maximum
exposure
under limited recourse provisions related to asset
securitizations, in the
unlikely event that all such receivables became uncollectible, of
$353,143
and $347,317, respectively. The Company has recorded a liability for the amount that it expects to reimburse. (See Note 6.)


10. INCOME TAXES

     The Company is included in the consolidated federal income tax return, and for certain states, combined state returns, of AT&T. AT&T does not expect to be subject to the alternative minimum tax ("AMT") provisions of the 1986 Tax Reform Act in 1994. Also, in 1993, the Company utilized all
AMT credits arising from 1990 and 1992 AMT payments made. The Company's income tax expense would not have differed materially from that reported had the Company filed tax returns on a stand-alone basis.

     As part of an intercompany agreement, the Company has received interest free loans to the extent of the tax deferrals generated by transactions between AT&T and the Company. These interest free loans amounted to $214,066 and $188,562 at December 31, 1994 and 1993,
respectively. The average balance outstanding for such loans was $213,172,
$200,835 and $198,255 for the years ended December 31, 1994, 1993 and 1992,
respectively. These amounts are repaid to AT&T as the temporary differences that generated the deferrals reverse. In the event the Company was not eligible for inclusion in the consolidated tax return of AT&T, these loans would not be available.

     At December 31, 1994 and 1993, taxes currently receivable from AT&T and third parties were $23,286 and taxes currently payable to AT&T and third parties were $70,010, respectively.

     Effective January 1, 1993, the Company adopted SFAS No. 109. Among other provisions, this standard requires deferred tax balances to be determined using the enacted income tax rates for the years in which taxes will be paid or refunds received. Prior to 1993, the Company's deferred tax accounts reflected the statutory rates that were in effect when the deferrals were initiated. The adoption of SFAS No. 109 resulted in a charge to net income in 1993 of $2,914 which was recorded as the cumulative effect of an accounting change.

     Also in 1993, the Company recorded an additional $12.4 million ($11.4 million of which relates to prior years deferred tax balances) to the provision for income taxes under SFAS No. 109 to reflect the increase in the highest federal corporate income tax rate from 34% to 35%.

     The provision (benefit) for income taxes consisted of the following:

For the Years Ended December 31,           1994         1993
 1992
___________________________________________________________________________
Current:
  Federal                               $(13,494)    $ (8,948)
$(82,057)
  State and local                        (23,150)      31,448
10,691
  Foreign taxes                            3,538          611
   696
___________________________________________________________________________

Total current portion                    (33,106)      23,111
(70,670)
___________________________________________________________________________
Deferred:
  Federal                                 72,729       67,101
115,242
  State and local                         33,655      (23,682)
(3,269)
  Foreign                                      -            -
     -
___________________________________________________________________________

Total deferred portion                   106,384       43,419
111,973
___________________________________________________________________________

Total provision for income taxes        $ 73,278     $ 66,530
$ 41,303
___________________________________________________________________________


    The Company recorded tax credits of $3,446 in 1994 and $1,019 in 1992.
No tax credits were recorded in 1993.

     Deferred income tax (liabilities) assets are composed of the following:

                                                     At December
31,
                                                   1994
1993
__________________________________________________________________________
Gross deferred income tax liabilities:
  Lease related differences                    $(607,085)
$(521,371)
  Other                                          (89,463)
(36,843)
__________________________________________________________________________
Gross deferred income tax liabilities           (696,548)
(558,214)
__________________________________________________________________________
Gross deferred income tax assets:
 Allowance for credit losses                     101,591
92,766
 Pensions                                          8,052
7,751
 State and foreign net operating losses           18,802
12,617
 Other                                            17,293
4,411
__________________________________________________________________________
Gross deferred income tax assets                 145,738
117,545
__________________________________________________________________________

Valuation allowance                               (4,477)
(4,944)
__________________________________________________________________________

Net deferred income tax liabilities            $(555,287)
$(445,613)
__________________________________________________________________________


     A valuation allowance has been recorded to offset related deferred tax assets due to the uncertainty of realizing the benefit of separate state net operating loss carryforwards and net operating loss carryforwards of foreign subsidiaries. State tax loss carryforwards of $285,194 related to various state jurisdictions expire in the following years:


1995
$  4,663
1996
 10,974
1997
 26,090
1998
 19,896
1999
  9,463
2000 and thereafter
214,108
___________________________________________________________________________
Total
$285,194
___________________________________________________________________________


     Financial statements for the years prior to the January 1993 adoption of SFAS No. 109 were not restated to reflect the new accounting standard.

This table shows the principal sources of the provision for deferred taxes for 1992:

For the Year Ended December 31,
 1992
___________________________________________________________________________
Additional tax depreciation on
 leased equipment
$ 403,796
Financing income on leased equipment
(318,754)
Provision for credit losses
(23,699)
Gain on sale of assets
 39,046
Deferred AMT credits
 (7,046)
Other, net
 18,630
___________________________________________________________________________

Total deferred tax provision
$ 111,973
___________________________________________________________________________

     A reconciliation between the federal statutory tax rate and the
Company's effective tax rate is shown below:

For the Years Ended December 31,                      1994
1993    1992
___________________________________________________________________________
Federal statutory income tax rate                     35.0%
35.0%   34.0%
State and local income taxes, net of federal
  income tax effect                                    3.9
3.7     4.3
Impact of federal tax rate increase on prior years
  deferred taxes                                         -
8.4       -
Excess deferred credits on terminated leases             -
- -    (4.4)
Tax exempt lease income                               (1.7)
(0.8)   (0.2)
Goodwill                                               1.2
0.8     1.1
Other                                                  3.8
1.1     1.2
___________________________________________________________________________

Effective tax rate                                    42.2%
48.2%   36.0%
___________________________________________________________________________

     The Company has no available AMT credit carryforwards at December 31,
1994, to reduce future federal income taxes payable.

     For the years ended December 31, 1994, 1993 and 1992, the
consolidated
income (loss) before income taxes and cumulative effect of
accounting
change by domestic and foreign source was $177,662 and $(4,048),
$153,010
and $(14,970), and $132,297 and $(17,422), respectively.


11. PENSION AND BENEFIT PLANS

Pension

     Effective January 1, 1994, all employees of the Company and its domestic subsidiaries were covered by the AT&T Capital
Corporation
Retirement and Savings Plan ("RSP"), a qualified defined contribution plan.

Under a defined contribution plan, the amount of future pension benefits is based solely on the amount contributed and the returns earned on those amounts. The RSP is composed of a profit sharing plan (including a cash or deferred arrangement) under Section 401(k) of the Internal Revenue Code and a money purchase plan. The Company's annual contribution, which is discretionary above 5%, is expected to equal approximately 9% of employee pay (i.e., aggregate base salaries and annual incentives of participants in the RSP). In addition, the Company matches an amount equal to 66-2/3% of the first 6% that each employee contributes to the RSP under Section
401(k). RSP participants can select from a variety of funds within the RSP to invest their allotments. The Company recorded $13,525 of expense in
1994 related to the RSP. In addition, the Company recorded pension expense of $1,366 in connection with RSP-related nonqualified defined contribution plans. The Company also sponsors various international plans which are available to certain employees of its international subsidiaries. The plans are similar to the RSP, in that they provide for employees of the
Company to contribute a percentage of their salary to provide for postretirement income. The Company recorded $1,034 of pension expense in
1994 related to the various international plans.

     Prior to 1994, most of the Company's employees were covered by AT&T's noncontributory defined benefit pension plans. Also, through December 31,
1993, other eligible employees of several wholly owned subsidiaries of the
Company were covered by an AT&T qualified defined contribution retirement plan, with provisions similar to the RSP. The Company recorded pension expense related to the AT&T noncontributory defined benefit plans of $4,457 and $3,320 in 1993 and 1992, respectively. In addition, the Company recorded costs of $6,312 and $1,795, in 1993 and 1992, respectively, related to the AT&T qualified defined contribution retirement plan.

     On December 8, 1993, the Company sponsored three unfunded supplemental nonqualified defined benefit retirement plans, which became effective on
January 1, 1994, that provide certain employees with additional benefits after retirement. The costs of these plans in 1994 included the following components:

________________________________________________________________________
Service cost - benefits earned
$  575
Interest cost on projected benefit obligation
  427
Amortization
  374
________________________________________________________________________
Net periodic pension cost
$1,376
________________________________________________________________________

The funded status of the plans at December 31, 1994 is as
follows:
________________________________________________________________________
Accumulated benefit obligations:
   Vested benefit obligation
$1,119
   Non-vested benefit obligation
2,578
         Total
3,697
   Additional benefits on estimated future salary
1,176
Total projected benefit obligation
4,873

Plan assets at fair value
    -

Unfunded projected benefit obligation
4,873

Unrecognized prior service cost
4,391
Unrecognized net gain
 (894)
Unrecognized transition obligation
    -
Additional liability
2,387
Accrued pension liability recorded
$3,763
________________________________________________________________________

     For 1994, the projected benefit obligation was determined using an assumed discount rate of 8.75% and assumed long-term rates of increase in future compensation levels of 4.5% or 5.5%, depending on the plan.

Share Performance Incentive Plan

     The Company's Share Performance Incentive Plan ("SPIP") is designed to grant cash incentive awards to key employees at the end of a three-year performance period, based on the appreciation of the Company's stock relative to (1) the share performance of a select benchmark group of companies in the leasing, finance or lending business, and (2) the return of three-year risk-free treasury notes plus 150 basis points.
The cash
awards will be calculated at the end of performance periods ending June 30,
1996, 1997, 1998, 1999 and 2000, respectively. The estimated compensation expense relating to the SPIP is charged against income over the respective performance periods.

Leveraged Stock Purchase Plan

     In 1993, the Company adopted the Leveraged Stock Purchase
Plan
("LSPP") under which 2,000,000 shares of common stock and options to purchase common stock were reserved for purchase or grant. The terms and provisions of the LSPP required certain senior management employees to purchase an aggregate of 851,716 shares of common stock in conjunction with the Company's initial public offering at the offering price of $21.50 per share ("offering price"). The eligible employees had the option of borrowing from the Company, on a recourse basis, 88.5% to 97.7% of the purchase price of the shares. The recourse loans mature on August 4, 2000, and have a stated interest rate of 6.0% compounded on an annual basis. The purchased shares are pledged as collateral for the recourse loans. Sale of these shares is prohibited prior to August 4, 1996, and is contingent upon repayment of the loan and certain other requirements. The recourse loans are shown on the balance sheet as a reduction of equity.

     In addition, under the LSPP, the same senior management
employees were
granted premium priced stock options which will provide
participants with
an opportunity to purchase up to 1,095,040 shares of Company stock at an
exercise price equal to 125% of the initial public offering price
($26.875
per share). The options are exercisable during the period from August 4,
1996, through August 4, 2003. During 1994, 54,895 options were forfeited.
No options were forfeited during 1993. Pursuant to the terms of the LSPP, no further purchases of stock, Company loans or option grants will be made under the LSPP.

Long Term Incentive Plan

     In 1993, the Company adopted a Long Term Incentive Plan ("LTIP") under which the Company may grant various stock-based and other awards to employees of the Company. The number of shares available for grant under the LTIP is 2,000,000. Similar to the LSPP, eligible employees have the option of borrowing from the Company, on a recourse basis, 88.5% to 97.7%
of the purchase price of the shares. The recourse loans, which are due seven years from the loan date, have stated interest rates ranging from
6.0% to 7.74% compounded on an annual basis. The purchased shares are pledged as collateral for the recourse loans. Sale of these shares is prohibited for a three-year period and is contingent upon repayment of the loan and certain other requirements. The recourse loans are shown on the balance sheet as a reduction of equity. Awards under the LTIP will be made to executives and employees of the Company at the Company's discretion.

     The following table summarizes the option activity relating to the
LTIP:

Shares Under Option                             Number      Price
Per Share
___________________________________________________________________________
Options granted in connection with
 initial public offering                        697,908
  $21.50
Changes in 1993:
   Options canceled                             (11,605)
  $21.50
___________________________________________________________________________
Options outstanding at December 31, 1993        686,303
  $21.50
Changes in 1994:
   Options exercised                               (274)
  $21.50
   Options canceled                             (85,367)
$21.50-$26.15
   Options granted                              502,707
$21.81-$30.63
___________________________________________________________________________
Options outstanding at December 31, 1994      1,103,369
$21.50-$30.63
___________________________________________________________________________
Options exercisable at December 31, 1994          7,264
$21.50-$26.13
___________________________________________________________________________

     In addition, the Company has awarded restricted stock under the LTIP to certain employees in consideration of services rendered.
During 1994
and 1993, respectively, restricted stock awards of 17,801 and 15,306 were made to employees under the LTIP.

     As of December 31, 1994 and 1993, respectively, 735,936 and
1,298,391
shares were available for issuance under the LTIP. The shares are not subject to stock appreciation right features.

Employee Stock Purchase Plan

     In April 1994, the Company's shareowners approved an employee stock purchase plan effective August 1, 1994. The AT&T Capital Corporation 1994
Employee Stock Purchase Plan ("ESPP") enables employees to purchase shares of AT&T Capital common stock at a discount. The price per share is 90% of the fair market value of the common stock at the time of its purchase. No compensation expense is recorded in connection with the ESPP. The maximum aggregate number of shares of common stock that may be purchased under the
ESPP is 500,000. During 1994, 13,484 shares were purchased by employees at prices ranging from $19.02 to $21.83 per share. At December 31, 1994, there were 486,516 shares available for offering under the ESPP.

Postretirement and Postemployment Benefits

     Effective January 1, 1993, the Company in conjunction with AT&T, adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits
Other Than Pensions". The standard requires companies to accrue postretirement benefits during the years employees are working and earning benefits for retirement. Previously, the Company expensed these benefits as the claims were incurred. During 1992, it was decided that AT&T would keep the responsibility for the initial liability at the AT&T consolidated level and charge the Company only for the earned benefit service cost in each period. Accordingly, the Company has no identifiable initial liability and all costs associated with such obligation have been assumed by AT&T. However, had the Company recorded its initial transition obligation in the first quarter of 1993, the amount would have been immaterial to the Company's financial position and results of operations.
Additionally, management believes that SFAS No. 106 will not have a material impact on the Company's financial position or its results of operations in the future as postretirement benefits are generally not extended.

     In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). Analogous to SFAS No. 106
for postretirement benefits, this standard requires companies to accrue for estimated future postemployment benefit expenses during the periods when employees are working. Postemployment benefits are any benefits other than retirement benefits that are provided after employment is discontinued.
The Company, in conjunction with AT&T, elected to adopt SFAS No.
112 in
1993. Initial adoption of SFAS No. 112 did not have an effect on the
Company. Additionally, management believes that SFAS No. 112 will not have a material impact on the Company's financial position or its results of operations in the future.

12. RELATED-PARTY TRANSACTIONS

     The Company leases certain office facilities from AT&T and affiliates.

     Future minimum rental payments under noncancelable, long-term leases with AT&T and affiliates are as follows:

1995
 $ 4,291
1996
   4,243
1997
   2,640
1998
      52
1999
       -

2000 and thereafter
       -

___________________________________________________________________________

Total
 $11,226

___________________________________________________________________________

     Rental expense under existing leases with AT&T and affiliates amounted to $4,101, $7,998 and $8,164, in 1994, 1993 and 1992,
respectively.

     The Company purchases services from AT&T and affiliates, including data processing, billing and collection, administration and other services.
The Company's expenses for such services were $20,628 in 1994, $32,320 in
1993 and $19,529 in 1992. Additionally, the Company was charged a fee by
AT&T for corporate overhead allocations of $6,444 in 1992. The Company was not charged such a fee from AT&T in 1994 or 1993.

     At December 31, 1994, 1993 and 1992, the Company was the lessor to
AT&T of equipment comprising $268,616, $145,812 and $142,499 of capital leases and $204,647, $376,970 and $468,497 of equipment under operating leases, respectively. Revenue related to these leases was $108,808,
$170,788 and $153,087 in 1994, 1993 and 1992, respectively.

     In 1992, revenue from equipment sales to AT&T and affiliates was
$18,689, and the cost of these sales was $17,753. The Company had no significant sales of equipment to AT&T and affiliates in 1994 and 1993.

     The Company also had an interest bearing intercompany note receivable from AT&T and affiliates of $40,105 at December 31, 1994 and an interest bearing intercompany debt payable to AT&T and affiliates of $35,290 at
December 31, 1993, respectively. (See Note 7.) Additionally, the Company had interest free loans related to tax agreements from AT&T at December 31,
1994 and 1993, respectively, of $214,066 and $188,562.  (See Note
10.)

     In 1993, AT&T and the Company entered into an operating agreement, pursuant to which AT&T provides the Company with the right to be the preferred provider of leasing and financing services for AT&T's products on a basis consistent with past practice. The Company and AT&T have also entered into an intercompany agreement whereby the Company manages and administers, for a fee, certain lease portfolios, including the Lease
Finance Assets of Old Capital and Old Credit which were not transferred to the Company. (See Note 1.) During 1994, 1993 and 1992, the Company recognized service fee revenue of $8,551, $18,361 and $4,200, respectively, for such services.

     In connection with the Restructuring, AT&T has issued a direct, full and unconditional guarantee of all existing indebtedness outstanding as of
March 31, 1993 for borrowed money incurred, assumed or guaranteed by Old
Capital entitled to the benefit of a support agreement between AT&T and Old
Capital, including the debt of Old Capital that was transferred to the
Company. Debt issued by the Company subsequent to March 31, 1993, is not guaranteed or supported by AT&T. At December 31, 1994 and 1993, the amount of such guaranteed debt was $747,895 and $1,441,035, respectively.


13. COMMITMENTS AND CONTINGENCIES

Derivative Financial Instruments

     In the normal course of business, the Company is routinely party to various derivative financial instruments. These financial instruments are used by the Company to reduce interest rate and foreign currency exposure, as well as to meet the financing needs of its customers.

     At both December 31, 1994 and 1993, in management's opinion, there was no significant risk of loss in the event of nonperformance of the counterparties to derivative contracts. Generally, the Company does not require collateral or other security to support financial instruments with credit risk. There were no past due amounts, nor were there any reserves for credit losses on derivatives as of December 31, 1994, 1993 and 1992.

     Information is provided below for each significant derivative product type. The derivatives, with which the Company is involved, are primarily interest rate swaps, currency swaps, and foreign currency forward exchange contracts.

Interest Rate and Currency Swaps

     The Company enters into interest rate and foreign currency swap agreements with major money center banks and intermediaries located in major financial centers to reduce interest rate exposure, to more closely match the maturity of its debt portfolio to that of its asset portfolio and to reduce its exposure to currency fluctuations. Interest rate swaps also allow the Company to raise funds at floating rates and effectively swap them into fixed rates that are lower than those available to the Company if fixed-rate borrowings were made directly. Foreign currency swaps are used primarily to hedge Canadian dollars and pounds sterling.

     Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. A generic swap's notional amount generally does not change for the life of the contract. Amortizing and accreting swaps' notional amounts generally change based upon a predetermined amortization or accretion schedule.

     The notional amounts shown below represent an agreed upon amount on which calculations of amounts to be exchanged are based. They do not represent amounts exchanged by the parties and, therefore, are not a measure of the exposure of the Company. The Company's exposure is limited to the current fair value of the contracts with a positive fair value at the reporting date. (See Note 9.) A key assumption in the information below is that rates remain constant at the reporting date levels. To the extent that rates change, the variable interest rate information will change.

     Activity in interest rate and currency swaps which are all held for purposes other than trading for 1994 and 1993, is summarized as follows:

                      Generic   Amortizing  Generic
                         Pay        Pay       Pay     Currency
Notional Amounts        Fixed      Fixed    Floating    Swaps
 Total
___________________________________________________________________________
December 31, 1992  $  650,000  $  936,684   $ 50,000  $ 32,186
$1,668,870
Additions             789,000     582,744    450,000   117,024
1,938,768
Maturities/
 amortization        (300,000)   (394,859)   (50,000)        -
(744,859)
Terminations                -           -          -         -
      -
__________________________________________________________________________
December 31, 1993   1,139,000   1,124,569    450,000   149,210
2,862,779
Additions             607,800     285,972    175,000   129,860
1,198,632
Maturities/
 amortization        (175,000)   (445,568)  (450,000)  (57,253)
(1,127,821)
Terminations                -           -          -         -
      -
__________________________________________________________________________
December 31, 1994  $1,571,800  $  964,973   $175,000  $221,817
$2,933,590
__________________________________________________________________________

     The schedule of maturities at December 31, 1994 for interest rate and currency swaps which are all held for purposes other than trading is as follows:

                      Generic  Amortizing   Generic
                         Pay       Pay        Pay     Currency
                        Fixed     Fixed    Floating    Swaps
Total
___________________________________________________________________________
Total notional
  amounts           $1,571,800   $964,973  $175,000   $221,817
$2,933,590
Weighted average
  pay rate               5.75%      5.57%     6.04%      6.21%
  5.74%
Weighted average
  receive rate           6.08%      6.09%     5.94%      6.09%
  6.08%
___________________________________________________________________________

                        Generic  Amortizing  Generic
                          Pay       Pay        Pay    Currency
                         Fixed     Fixed    Floating    Swaps
Total
___________________________________________________________________________
1995 Maturities        $350,000   $414,180  $175,000  $108,455
$1,047,635
Weighted average
  pay rate                4.29%      5.19%     6.04%     6.27%
  5.14%
Weighted average
  receive rate            6.09%      6.09%     5.94%     6.09%
  6.07%

1996 Maturities        $527,000   $291,935         -  $ 74,970  $
893,905
Weighted average
  pay rate                5.42%      5.35%         -     5.83%
  5.43%
Weighted average
  receive rate            6.04%      6.09%         -     6.09%
  6.06%

1997 Maturities        $163,300   $141,019         -  $ 36,603  $
340,922
Weighted average
  pay rate                5.72%      5.89%         -     6.80%
  5.91%
Weighted average
  receive rate            6.14%      6.09%         -     6.09%
  6.11%

1998 Maturities        $300,000   $ 46,749         -  $  1,789  $
348,538
Weighted average
  pay rate                6.41%      7.03%         -     6.05%
  6.49%
Weighted average
  receive rate            6.09%      6.09%         -     6.09%
  6.09%

1999 Maturities        $200,000   $ 30,736         -         -  $
230,736
Weighted average
  pay rate                8.01%      6.83%         -         -
  7.86%
Weighted average
  receive rate            6.09%      6.09%         -         -
  6.09%

2000-2017 Maturities   $ 31,500   $ 40,354         -         -  $
 71,854
Weighted average
  pay rate                7.01%      7.24%         -         -
  7.14%
Weighted average
  receive rate            6.09%      6.09%         -         -
  6.09%
___________________________________________________________________________

Foreign Currency Forward Exchange Contracts

     The Company enters into foreign currency forward exchange contracts to manage foreign exchange risk (primarily Canadian dollars and pounds sterling). The notional amount of such contracts was $318,054 and $165,969 at December 31, 1994 and 1993, respectively. The Company enters into these contracts to hedge the cash flows associated with foreign currency denominated assets. The term of these contracts is rarely more than three years. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows resulting from these assets will not be adversely affected by changes in exchange rates.

Other Commitments and Contingencies

     Certain regional office facilities and equipment of the Company are leased from unrelated parties with renewal options of one to five years.
Rental expense to unrelated parties for the years ended December
31, 1994,
1993 and 1992 was $14,202, $9,626 and $16,992, respectively.
Rental
expense associated with sublease rentals on operating leases for 1994, 1993 and 1992, was $115, $419 and $5,026, respectively. Minimum annual rental commitments at December 31, 1994, under these agreements are as follows:

1995
$21,828
1996
 18,171
1997
 13,247

1998
  7,769

1999
  7,540

2000 and thereafter
  3,729

___________________________________________________________________________

Total
$72,284

___________________________________________________________________________

     The total of minimum rentals to be received in the future under noncancelable subleases related to operating leases as of December 31,
1994, was $11,998. The total of minimum rentals to be received in the future under noncancelable subleases related to capital leases as of
December 31, 1994, was $65,010.

     The Company is not currently a party to any material legal proceeding, nor is the Company aware of any pending or threatened litigation which in the opinion of management would have a material impact on its financial condition or results of operations.


14. FOREIGN OPERATIONS

     The Company operates primarily in one business segment - equipment leasing and financing. This segment represents more than 90% of consolidated revenue, net income and total assets.

     The following data on other geographic areas pertain to operations that are located outside the U.S. (primarily Canada, Europe and Hong Kong).
Net income includes certain allocated operating expenses and interest expense. Revenues between geographic areas are not material.

     A summary of the Company's operations by geographic area is presented below:

For the years ended December 31,            1994        1993
  1992
__________________________________________________________________________
Total Revenue:
  United States                        $1,250,591  $1,274,615
$1,251,493
  Foreign                                 133,488      84,974
 14,033
__________________________________________________________________________
Total                                  $1,384,079  $1,359,589
$1,265,526
__________________________________________________________________________

Net Income (Loss):
  United States                          $104,558     $78,024
$87,329
  Foreign                                  (4,222)     (9,428)
(13,757)
__________________________________________________________________________
Total                                    $100,336     $68,596
$73,572
__________________________________________________________________________


At December 31,                             1994        1993
  1992
__________________________________________________________________________
Total Assets:
  United States                        $7,148,737  $6,002,857
$5,750,294
  Foreign                                 873,186     406,869
145,135
__________________________________________________________________________
Total                                  $8,021,923  $6,409,726
$5,895,429
__________________________________________________________________________


15. QUARTERLY DATA  (Unaudited)

Quarters              First     Second      Third     Fourth
 Total
1994
___________________________________________________________________________
Total revenue       $326,012   $332,216   $348,368   $377,483
$1,384,079
Interest expense      60,107     65,654     68,942     77,109
271,812
Net income            15,805     18,901     25,040     40,590
100,336
Earnings per share      0.34       0.40       0.53       0.86   $
   2.14
Stock price per share

      high            27.000     24.750     24.375     24.500

      low           $ 22.875   $ 21.625   $ 21.375   $ 19.750

___________________________________________________________________________

Quarters               First     Second      Third     Fourth
  Total
1993
___________________________________________________________________________
Total revenue        $327,542   $317,019   $330,718   $384,310
$1,359,589
Interest expense       59,572     57,747     57,911     61,105
 236,335
Income before
 cumulative
 effect on prior
 years of
 accounting
 change                14,722     13,769      3,166     39,853
  71,510
Net income             11,808     13,769      3,166     39,853
  68,596
Earnings per share   $   0.29   $   0.34   $   0.07       0.85
$     1.60
Stock price per share

      high                  -          -          -     29.250

      low                   -          -          -   $ 22.375

___________________________________________________________________________




     Net income and earnings per share in the first and fourth quarters of
1993, and the fourth quarter of 1994, reflected certain securitization transactions. (See Note 6.)

     Net income and earnings per share for the first quarter of 1993, were impacted by a $2,914 charge, or $.07 per share, for the adoption of SFAS
No. 109.  (See Notes 2 and 10.)

     Net income and earnings per share for the third quarter of 1993, were impacted by a $11.4 million charge related to the increase in the federal tax rate to 35%. (See Notes 2 and 10.)

     Earnings per share are computed independently for each quarter presented. Because of changes in the weighted average number of shares outstanding, the sum of the quarterly earnings per share may not equal the earnings per share for the year.

                           REPORT OF MANAGEMENT
                           ____________________

     Management is responsible for the preparation, integrity and objectivity of the financial statements and all other financial information included in this report. Management is also responsible for maintaining a system of internal controls as a fundamental requirement for the operational and financial integrity of results.

     The financial statements, which reflect the consolidated accounts of
AT&T Capital Corporation and its subsidiaries, and other financial information shown were prepared in conformity with generally accepted accounting principles. Estimates included in the financial statements were based on judgments of qualified personnel.

     To maintain its system of internal controls, management carefully selects key personnel and establishes the organizational structure to provide an appropriate division of responsibility. We believe it is essential to conduct business affairs in accordance with the highest ethical standards as set forth in the AT&T Code of Conduct.
These
guidelines and other informational programs are designed and used to ensure that policies, standards, and managerial authorities are understood throughout the organization. AT&T Capital's Business Controls Group, in conjunction with AT&T's internal auditors, monitor compliance with the system of internal controls by means of an annual plan of internal audits.
On an ongoing basis, the system of internal controls is reviewed, evaluated and revised as necessary in light of the results of constant management oversight, internal and independent audits, changes in the Company's business and other conditions.

     Management believes that the system of internal controls, taken as a whole, provides reasonable assurance that (1) financial records are adequate and can be relied upon to permit the preparation of financial statements in conformity with generally accepted accounting principles, and
(2) access to assets occurs only in accordance with management's authorizations.

     The Audit Committee of the board of directors, which is composed of directors who are not employees of the Company or AT&T, meets periodically with management, AT&T Capital's Business Controls Group and the independent auditors to review the manner in which these groups of individuals are performing their responsibilities and to carry out the Audit Committee's oversight role with respect to auditing, internal controls and financial reporting matters. Periodically, the independent auditors meet privately with the Audit Committee. Both the internal auditors and the independent auditors have access to the Audit Committee and its individual members at any time.

     The financial statements have been audited by Coopers &
Lybrand
L.L.P., Independent Auditors. Their audits were conducted in accordance with generally accepted auditing standards and include a consideration of the internal control structure and substantive tests of transactions.
Their report follows.





Thomas C. Wajnert
Chairman and
Chief Executive Officer





Edward M. Dwyer
Senior Vice President,
Chief Financial Officer and Treasurer

                       REPORT OF INDEPENDENT AUDITORS
                       ______________________________


To the Shareowners of AT&T Capital Corporation:


     We have audited the consolidated balance sheets of AT&T
Capital
Corporation and Subsidiaries at December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareowners' equity and cash flows for each of the three years in the period ended December 31, 1994.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of
AT&T Capital Corporation and Subsidiaries at December 31, 1994 and 1993,
and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 10 to the Consolidated Financial
Statements, in
1993, the Company changed its method of accounting for income taxes.




                                     COOPERS & LYBRAND L.L.P.


1301 Avenue of the Americas
New York, New York
January 26, 1995

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
        FINANCIAL DISCLOSURE.

        There have been no changes in independent auditors and no disagreements with independent auditors on any accounting
or
        financial disclosure during the past two years.


                               PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

The information set forth under the caption "Nominees for Election" in the
Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 21, 1995 (the "Proxy Statement") to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1994, is incorporated herein by reference.

EXECUTIVE OFFICERS

Executive officers of the Company serve at the discretion of the Board of
Directors. No officer of the Company has a written employment or noncompetition agreement with the Company, although each such officer has agreed not to disclose confidential information of the Company. The
Company does not have "key man" insurance coverage on any of its officers.
The executive officers of the Company comprise the Corporate
Leadership
Team consisting of the following six officers: Messrs. Wajnert, Rothman,
Van Sickle, Dwyer, and McCarthy and Ms. Morey.

     Thomas C. Wajnert, 51, has served as Chairman of the Board of
Directors and Chief Executive Officer of the Company since July 1993 and as a director of the Company since April 1993. From April 1993 to July 1993
Mr. Wajnert was President, Chief Executive Officer and Vice
Chairman of the
Board of Directors of the Company.  From February 1990 to March
1993, Mr.
Wajnert was President and Chief Executive Officer and a director of Old
Capital.  From October 1984 to May 1993, Mr. Wajnert was the
Chief
Executive Officer of Old Credit.

     Irving H. Rothman, 47, has served as Group President of the Company since April 1993. Together with Mr. Van Sickle, Mr. Rothman shares responsibility for the operations of the Company, with the heads of the
Company's several business units reporting to Messrs. Rothman and Van
Sickle jointly. From March 1992 to March 1993 Mr. Rothman served as Vice
Chairman of Old Credit.  From November 1991 to March 1993, Mr.
Rothman was
Group President of Old Capital.  From March 1990 to January 1992,
Mr.
Rothman was president and Chief Operating Officer of Old Credit and from
February 1990 to March 1993, Mr. Rothman was a director of Old
Credit.
From February 1988 to February 1990, Mr. Rothman was Executive
Vice
President and Chief Financial Officer of Old Credit.

     Charles D. Van Sickle, 52, has served as Group President of the
Company since April 1993. Together with Mr. Rothman, Mr. Van Sickle shares responsibility for the operations of the Company, with the heads of the
Company's business units reporting to Messrs. Van Sickle and Rothman jointly. From November 1991 to March 1993, Mr. Van Sickle was Group
President of Old Capital and from March 1992 to March 1993, he was Vice
Chairman of Old Capital's Capital Markets division.  From January
1991 to
March 1992 Mr. Van Sickle was President and Chief Operating
Officer of Old
Capital's Capital Markets division.  From March 1990 to January
1991 and
from November 1991 to March 1993, Mr. Van Sickle was a director of Old
Credit.  From February 1988 to January 1991, Mr. Van Sickle was a
Senior
Vice President of Old Credit's Capital Markets division.

     Edward M. Dwyer, 38, has served as Senior Vice President,
Chief
Financial Officer and Treasurer of the Company since July 1994.
From April
1993 to June 1994, Mr. Dwyer was Vice President and Treasurer of the
Company. From July 1991 to March 1993, he was Vice President and Treasurer of Old Capital. From February 1990 to July 1991, Mr. Dwyer was Chief
Financial Officer of Old Capital's Capital Markets division.
From October
1989 to February 1990, he was Old Capital's Head of Business
Planning.

     G. Daniel McCarthy, 45, has served as Senior Vice President,
General
Counsel, Secretary and Chief Risk Management Officer of the
Company since
April 1993.  From February 1990 to March 1993, Mr. McCarthy was
Senior Vice
President, General Counsel, Secretary and Chief Risk Management
Officer of
Old Capital.  From February 1988 to February 1990 he was Vice
President,
General Counsel and Secretary of Old Credit.

     Ruth A. Morey, 51, has served as Senior Vice President and
Corporate
Resource Officer of the Company since April 1993.  From February
1990 to
March 1993, Ms. Morey served as Senior Vice President and Chief Administrative Officer of Old Capital. From March 1989 to February 1991,
Ms. Morey was Vice President of Old Credit's Human Resources division and from March 1990 to March 1993 she was a director of Old Credit. From 1987 to March 1989, Ms. Morey was the head of Old Credit's Human Resources division.

Item 11. EXECUTIVE COMPENSATION.

     The information set forth under the caption "Executive
Compensation"
in the Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The information set forth under the caption "Security
Ownership" in
the Proxy Statement is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the caption "Executive
Compensation"
in the Proxy Statement is incorporated herein by reference.

                                 PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 10-K.

         (a) Documents filed as a part of the report:


         (1) Financial Statements:                          Page

             Consolidated Balance Sheets                     32
             Consolidated Statements of Income               34
             Consolidated Statements of Changes
                in Shareowners' Equity                       36
             Consolidated Statements of Cash Flows           37
             Notes to the Consolidated Financial
                Statements                                   39
             Report of Management                            66
             Report of Independent Auditors                  68



         (2) Financial Statement Schedules:

             Schedule VIII - Valuation and Qualifying Accounts

             Financial statement schedules other than the one listed above are omitted because the required information is included in the financial statements or notes thereto or because of the absence of conditions under which they are required.

             Report of Independent Auditors


         (3) Exhibits:


        Exhibit
        Number

        3(a). Restated Certificate of Incorporation of the registrant
              (incorporated by reference to Exhibit 3.1 to the registrant's
              Registration Statement on Form S-1 [No. 33-49605], filed with the Securities and Exchange Commission).

        3(b). Amended and Restated By-laws of the registrant dated as of
              October 21, 1994.

        4(a). Indenture dated as of July 1, 1993 between the registrant and Chemical Bank, Trustee (the
"Indenture")(incorporated
              by reference to Exhibit 4A to the registrant's
Registration
              Statement on Form S-3 [No. 33-49671] filed with the
              Securities and Exchange Commission).

        4(b). First Indenture Supplement dated as of June 24,
1994, to the
              Indenture (incorporated by reference to Exhibit
4A-2 to the
              registrant's Registration Statement on Form S-3
[No.33-54359]
              filed with the Securities and Exchange Commission).

        4(c). Instruments other than described above in 4(a) and 4(b) that define the rights of holders of long-term debt of the
              registrant and all of its consolidated
subsidiaries, are
              omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.
              The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange
Commission upon
              request.

       10(a). Operating Agreement between the registrant and AT&T dated as of June 25, 1993 (incorporated by reference to exhibit 10.1 to the registrant's Registration Statement on Form
S-1 [No.
              33-49605] filed with the Securities and Exchange
Commission).

       10(b). Intercompany Agreement between the registrant and AT&T dated as of June 25, 1993 (incorporated by reference to Exhibit
              10.2 to the registrant's Registration Statement on Form S-1
              [No. 33-49605] filed with the Securities and Exchange
              Commission).

       10(c). License Agreement between the registrant and AT&T dated as of
              June 25, 1993 (incorporated by reference to Exhibit
10.3 to
              the registrant's Registration Statement on Form S-1
[No. 33-
              49605] filed with the Securities and Exchange
Commission).

       10(d). Registration Rights Agreement between the registrant and AT&T dated as of June 25, 1993 (incorporated by reference to
              Exhibit 10.4 to the registrant's Registration
Statement on
              Form S-1 [No. 33-49605] filed with the Securities and
              Exchange Commission).

       10(e). Tax Agreements between the registrant and AT&T dated as of
              June 25, 1993 (incorporated by reference to Exhibit
10.5 to
              the registrant's Registration Statement on Form S-1
[No.
              33-49605] filed with the Securities and Exchange
Commission).

       10(f). AT&T Capital Corporation 1993 Long Term Incentive
Plan
              (incorporated by reference to Exhibit 10.9 to the registrant's Registration Statement on Form S-1
[No.
              33-49605] filed with the Securities and Exchange
Commission).

       10(g). Form of Stock Option Agreement under the 1993 Long
Term
              Incentive Plan (incorporated by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-1
[No.
              33-49605] filed with the Securities and Exchange
Commission).

       10(h). Form of Restricted Stock Agreement under the 1993
Long Term
              Incentive Plan (incorporated by reference to Exhibit 10.11 to the registrant's Registration Statement on Form S-1
[No.
              33-49605] filed with the Securities and Exchange
Commission).

       10(i). Form of Director's Stock Option Agreement under the
1993 Long
              Term Incentive Plan (incorporated by reference to
Exhibit
              10.12 to the registrant's Registration Statement on Form S-1
              [No. 33-49605] filed with the Securities and Exchange
              Commission).

       10(j). Form of Director's Restricted Stock Award under the
1993 Long
              Term Incentive Plan (incorporated by reference to
Exhibit
              10.13 to the registrant's Registration Statement on Form S-1
              [No. 33-49605] filed with the Securities and Exchange
              Commission).

       10(k). AT&T Capital Corporation 1993 Leveraged Stock
Purchase Plan
              (incorporated by reference to Exhibit 10.14 to the registrant's Registration Statement on Form S-1
[No.
              33-49605] filed with the Securities and Exchange
Commission).

       10(l). Form of Stock Purchase Agreement and related exhibits under the 1993 Leveraged Stock Purchase Plan
(incorporated by
              reference to Exhibit 10.15 to the registrant's
Registration
              Statement on Form S-1 [No. 33-49605] filed with the
              Securities and Exchange Commission).

       10(m). AT&T Capital Corporation 1993 Annual Incentive Plan
              (incorporated by reference to Exhibit 10.16 to the registrant's Registration Statement on Form S-1
[No.
              33-49605] filed with the Securities and Exchange
Commission).

       10(n). AT&T Capital Corporation 1993 Share Performance
Incentive
              Plan (incorporated by reference to Exhibit 10.17 to the
              registrant's Registration Statement on Form S-1
[No.
              33-49605] filed with the Securities and Exchange
Commission).

       10(o). Restructuring Agreement dated as of March 29, 1993, among the
              Registrant, Old Capital, Old Credit and AT&T
(incorporated by
              reference to Exhibit 10.18 to the registrant's
Registration
              Statement on Form S-1 [No. 33-49605] filed with the
              Securities and Exchange Commission).

       10(p). Credit Agreement dated as of July 11, 1994, among the registrant, the Banks listed therein and Morgan
Guaranty
              Trust Company of New York, as Agent (three-year term).

       10(q). Credit Agreement dated as of July 11, 1994, among the registrant, the Banks listed therein and Morgan
Guaranty
              Trust Company of New York, as Agent (364-day term).

       10(r). Form of AT&T Capital Corporation 1993 Employee
Compensation
              Adjustment Plan (incorporated by reference to Exhibit 10.21 to the registrant's Registration Statement on Form
S-1 [No.
              33-49605] filed with the Securities and Exchange
Commission).

       10(s). Form of AT&T Capital Corporation 1993 Deferred
Compensation
              Plan (incorporated by reference to Exhibit 10.22 to the
              registrant's Registration Statement on Form S-1
[No.33-
              49605]filed with the Securities and Exchange
Commission).

       10(t). Form of AT&T Capital Corporation 1993 Financial
Counseling
              Plan (incorporated by reference to Exhibit 10.22 to the
              registrant's Registration Statement on Form S-1
[No.33-49605]
              filed with the Securities and Exchange Commission).

       10(u). AT&T Capital Corporation 1994 Employee Stock
Purchase Plan
              (incorporated by reference to Exhibit 4(c) to the registrant's Registration Statement on Form S-8
[No. 33-
              54315] filed with the Securities and Exchange
Commission).

       10(v). Form of Summary Plan Description AT&T Capital
Corporation
              Retirement and Savings Plan (including the Form of
              Description AT&T Capital Corporation Excess Benefit
Plan).

       10(w). AT&T Capital Corporation 1995 Annual Incentive
Plan.

       10(x). AT&T Capital Corporation 1995 Senior Executive
Annual
              Incentive Plan (incorporated by reference to Exhibit A
              to the registrant's definitive Proxy Statement dated March
              20, 1995 issued in connection with the 1995 Annual
Meeting of
              Stockholders).

       10(y). Form of Summary Plan Description of AT&T Capital
Corporation
              Executive Benefit Plan.

       10(z). Form of Summary Plan Description of AT&T Capital
Corporation
              Supplemental Executive Retirement Plan.

       10(aa).Form of Summary Plan Description of AT&T Capital
Corporation
              Compensation Limit Excess Plan.

       11.    Computation of Earnings Per Share

       12.    Computation of Ratio of Earnings to Fixed Charges.

       21.    Subsidiaries of the registrant.

       23.    Consent of Coopers & Lybrand L.L.P.

       24(a). Powers of Attorney executed by officers and directors who signed this report.

       24(b). Certificate of Corporate Resolution.


       27.    Financial Data Schedule


       (b)  Reports on Form 8-K:

             None

SCHEDULE VIII

                        AT&T CAPITAL CORPORATION
                    VALUATION AND QUALIFYING ACCOUNTS
              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                         (Dollars In Thousands)

 Column A       Column B     Column C    Column D     Column E
Column F
___________________________________________________________________________
                                                        Other
                Balance at             Charge-offs,  Additions/
 Balance
                Beginning                 Net of    (Deductions)
 at End
                of Period   Additions   Recoveries       (a)
of Period
___________________________________________________________________________

1994

Allowance for
 Credit Losses:
Lease Financing(1)$102,760  $ 66,306     $ 33,978    $ (6,558)
$128,530
Commercial &
Financial (2)       57,059    14,582       21,567      (2,176)
 47,898
___________________________________________________________________________
Total             $159,819  $ 80,888     $ 55,545    $ (8,734)
$176,428

===========================================================================

1993

Allowance for
 Credit Losses:
Lease Financing(1)$ 87,774  $ 95,034     $ 46,012    $(34,036)
$102,760
Commercial &
Financial (2)       36,187    28,644       13,017       5,245
 57,059
__________________________________________________________________________
Total             $123,961  $123,678     $ 59,029    $(28,791)
$159,819
==========================================================================

1992

Allowance for
 Credit Losses:
Lease Financing(1)$ 74,106  $ 88,577     $ 61,549    $(13,360)
$ 87,774
Commercial &


Financial (2)       19,861    23,138       16,818      10,006
 36,187
__________________________________________________________________________
Total             $ 93,967  $111,715     $ 78,367    $ (3,354)
$123,961
==========================================================================
(1) Shown on the balance sheet as a deduction from applicable finance assets, primarily capital leases.

(2) Shown on the balance sheet as a deduction from finance receivables.

(a) Primarily includes transfers out of credit losses related to receivables securitized, transfers in of reserves related to businesses acquired and reclassifications.

                  REPORT OF INDEPENDENT AUDITORS
                  ______________________________



Our report on the consolidated financial statements of AT&T
Capital
Corporation and Subsidiaries is included on page 68 of this Form
10-K.  In
connection with our audits of such financial statements, we have also audited the related financial statement schedule listed as an exhibit on page 71 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in our report referred to above, the Company changed its method of accounting for income taxes in 1993.





                                          COOPERS & LYBRAND
L.L.P.






1301 Avenue of the Americas
New York, New York
January 26, 1995

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AT&T CAPITAL
CORPORATION

                                                    Thomas C.
Wajnert

By_____________________________

                                                    Thomas C.
Wajnert,
March 15, 1995                                (Chairman and Chief
Executive
                                                         Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

T. C. Wajnert       Chairman and Chief
                    Executive Officer


Principal Financial Officer:

E. M. Dwyer         Senior Vice President,
                    Chief Financial Officer
                    and Treasurer
                                                      Thomas C.
Wajnert
                                              By
_________________________

Principal Accounting Officer:                        (Thomas C.
Wajnert,

Attorney-in-fact* and
                                                    on his own
behalf as
R. Oliu, Jr.        Vice President, Controller     Director and a
Principal
                    and Chief Accounting Officer      Executive
Officer).

Directors:

T. C. Wajnert
J. P. Clancey
J. P. Kelly                                       March 15, 1995
G. M. Lowrie
A. J. Mandl
R. A. McGinn
J. J. Melone
R. W. Miller                                     * by power of
attorney
S. L. Prendergast
B. Walker, Jr.

                               EXHIBIT INDEX


     Exhibit
     Number

        3(a). Restated Certificate of Incorporation of the registrant
              (incorporated by reference to Exhibit 3.1 to the registrant's
              Registration Statement on Form S-1 [No. 33-49605], filed with the Securities and Exchange Commission).

        3(b). Amended and Restated By-laws of the registrant dated as of
              October 21, 1994.

        4(a). Indenture dated as of July 1, 1993 between the registrant and Chemical Bank, Trustee (the
"Indenture")(incorporated
              by reference to Exhibit 4A to the registrant's
Registration
              Statement on Form S-3 [No. 33-49671] filed with the
              Securities and Exchange Commission).

        4(b). First Indenture Supplement dated as of June 24,
1994, to the
              Indenture (incorporated by reference to Exhibit
4A-2 to the
              registrant's Registration Statement on Form S-3
[No.33-54359]
              filed with the Securities and Exchange Commission).

        4(c). Instruments other than described above in 4(a) and 4(b) that define the rights of holders of long-term debt of the
              registrant and all of its consolidated
subsidiaries, are
              omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.
              The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange
Commission upon
              request.

       10(a). Operating Agreement between the registrant and AT&T dated as of June 25, 1993 (incorporated by reference to exhibit 10.1 to the registrant's Registration Statement on Form
S-1 [No.
              33-49605] filed with the Securities and Exchange
Commission).

       10(b). Intercompany Agreement between the registrant and AT&T dated as of June 25, 1993 (incorporated by reference to Exhibit
              10.2 to the registrant's Registration Statement on Form S-1
              [No. 33-49605] filed with the Securities and Exchange
              Commission).

       10(c). License Agreement between the registrant and AT&T dated as of
              June 25, 1993 (incorporated by reference to Exhibit
10.3 to
              the registrant's Registration Statement on Form S-1
[No. 33-
              49605] filed with the Securities and Exchange
Commission).

       10(d). Registration Rights Agreement between the registrant and AT&T dated as of June 25, 1993 (incorporated by reference to
              Exhibit 10.4 to the registrant's Registration
Statement on
              Form S-1 [No. 33-49605] filed with the Securities and
              Exchange Commission).

       10(e). Tax Agreements between the registrant and AT&T dated as of
              June 25, 1993 (incorporated by reference to Exhibit
10.5 to
              the registrant's Registration Statement on Form S-1
[No.
              33-49605] filed with the Securities and Exchange
Commission).

       10(f). AT&T Capital Corporation 1993 Long Term Incentive
Plan
              (incorporated by reference to Exhibit 10.9 to the registrant's Registration Statement on Form S-1
[No.
              33-49605] filed with the Securities and Exchange
Commission).

       10(g). Form of Stock Option Agreement under the 1993 Long
Term
              Incentive Plan (incorporated by reference to Exhibit 10.10 to the registrant's Registration Statement on Form S-1
[No.
              33-49605] filed with the Securities and Exchange
Commission).

       10(h). Form of Restricted Stock Agreement under the 1993
Long Term
              Incentive Plan (incorporated by reference to Exhibit 10.11 to the registrant's Registration Statement on Form S-1
[No.
              33-49605] filed with the Securities and Exchange
Commission).

       10(i). Form of Director's Stock Option Agreement under the
1993 Long
              Term Incentive Plan (incorporated by reference to
Exhibit
              10.12 to the registrant's Registration Statement on Form S-1
              [No. 33-49605] filed with the Securities and Exchange
              Commission).

       10(j). Form of Director's Restricted Stock Award under the
1993 Long
              Term Incentive Plan (incorporated by reference to
Exhibit
              10.13 to the registrant's Registration Statement on Form S-1
              [No. 33-49605] filed with the Securities and Exchange
              Commission).

       10(k). AT&T Capital Corporation 1993 Leveraged Stock
Purchase Plan
              (incorporated by reference to Exhibit 10.14 to the registrant's Registration Statement on Form S-1
[No.
              33-49605] filed with the Securities and Exchange
Commission).

       10(l). Form of Stock Purchase Agreement and related exhibits under the 1993 Leveraged Stock Purchase Plan
(incorporated by
              reference to Exhibit 10.15 to the registrant's
Registration
              Statement on Form S-1 [No. 33-49605] filed with the
              Securities and Exchange Commission).

       10(m). AT&T Capital Corporation 1993 Annual Incentive Plan
              (incorporated by reference to Exhibit 10.16 to the registrant's Registration Statement on Form S-1
[No.
              33-49605] filed with the Securities and Exchange
Commission).

       10(n). AT&T Capital Corporation 1993 Share Performance
Incentive
              Plan (incorporated by reference to Exhibit 10.17 to the
              registrant's Registration Statement on Form S-1
[No.
              33-49605] filed with the Securities and Exchange
Commission).

       10(o). Restructuring Agreement dated as of March 29, 1993, among the
              Registrant, Old Capital, Old Credit and AT&T
(incorporated by
              reference to Exhibit 10.18 to the registrant's
Registration
              Statement on Form S-1 [No. 33-49605] filed with the
              Securities and Exchange Commission).

       10(p). Credit Agreement dated as of July 11, 1994, among the registrant, the Banks listed therein and Morgan
Guaranty
              Trust Company of New York, as Agent (three-year term).

       10(q). Credit Agreement dated as of July 11, 1994, among the registrant, the Banks listed therein and Morgan
Guaranty
              Trust Company of New York, as Agent (364-day term).

       10(r). Form of AT&T Capital Corporation 1993 Employee
Compensation
              Adjustment Plan (incorporated by reference to Exhibit 10.21 to the registrant's Registration Statement on Form
S-1 [No.
              33-49605] filed with the Securities and Exchange
Commission).

       10(s). Form of AT&T Capital Corporation 1993 Deferred
Compensation
              Plan (incorporated by reference to Exhibit 10.22 to the
              registrant's Registration Statement on Form S-1
[No.33-
              49605]filed with the Securities and Exchange
Commission).

       10(t). Form of AT&T Capital Corporation 1993 Financial
Counseling
              Plan (incorporated by reference to Exhibit 10.22 to the
              registrant's Registration Statement on Form S-1
[No.33-49605]
              filed with the Securities and Exchange Commission).

       10(u). AT&T Capital Corporation 1994 Employee Stock
Purchase Plan
              (incorporated by reference to Exhibit 4(c) to the registrant's Registration Statement on Form S-8
[No. 33-
              54315] filed with the Securities and Exchange
Commission).

       10(v). Form of Summary Plan Description of AT&T Capital
Corporation
              Retirement and Savings Plan (including the Form of
              Description of AT&T Capital Corporation Excess
Benefit Plan).

       10(w). AT&T Capital Corporation 1995 Annual Incentive
Plan.

       10(x). AT&T Capital Corporation 1995 Senior Executive
Annual
              Incentive Plan (incorporated by reference to Exhibit A
              to the registrant's definitive Proxy Statement dated March
              20, 1995 issued in connection with the 1995 Annual
Meeting of
              Stockholders).

       10(y). Form of Summary Plan Description of AT&T Capital
Corporation
              Executive Benefit Plan.

       10(z). Form of Summary Plan Description of AT&T Capital
Corporation
              Supplemental Executive Retirement Plan.

       10(aa).Form of Summary Plan Description of AT&T Capital
Corporation
              Compensation Limit Excess Plan.

       11.    Computation of Earnings Per Share


       12.    Computation of Ratio of Earnings to Fixed Charges.


       21.    Subsidiaries of the registrant.


       23.    Consent of Coopers & Lybrand L.L.P.


       24(a). Powers of Attorney executed by officers and directors who signed this report.

       24(b). Certificate of Corporate Resolution.


       27.    Financial Data Schedule