Form 10-Q
period 1995-03-31
AT&T CAPITAL CORP /DE/
filed 1995-05-11
CIK 897708

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                  FORM 10-Q

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended March 31, 1995

           ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period From ____ to ____

                        Commission File Number 1-11237

                           AT&T CAPITAL CORPORATION




          A DELAWARE                             I.R.S. EMPLOYER
          CORPORATION                            NO. 22-3211453

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

    Yes  X     No
       _____     _____


    At April 28, 1995, 46,968,810 shares of the registrant's common stock, par value $.01 per share, were outstanding.

      2                                                        FORM 10-Q


                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands except per share amounts)
                                    (Unaudited)

                                           For the Three Months
                                             Ended March 31,

                                            1995         1994
                                           ______       ______
Revenue:
 Finance revenue                          $ 38,785    $ 27,789
 Capital lease revenue                     135,432     106,632
 Rental revenue on operating
  leases (A)                               132,961     111,459
 Equipment sales                             7,932      41,620
 Other revenue, net                         47,704      38,512
                                           _______     _______
 Total Revenue                             362,814     326,012

Expenses:
 Interest                                   93,998      60,107
 Operating and
  administrative                           113,481     100,193
 Depreciation on operating
  leases                                    85,253      75,001
 Cost of equipment
  sales                                      7,052      38,544
 Provision for credit
  losses                                    21,055      26,076
                                           _______     _______
 Total Expenses                            320,839     299,921
                                           _______     _______

Income before income taxes                  41,975      26,091

Provision for income taxes                  16,892      10,286
                                          ________    ________

Net Income                                $ 25,083    $ 15,805
                                          ========    ========



                                 (Continued)

      3                                                      FORM 10-Q


              AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                             (Continued)
             (Dollars in Thousands except per share amounts)
                             (Unaudited)


                                           For the Three Months
                                             Ended March 31,

                                            1995         1994
                                           ______       ______
  Earnings per common
  share and common share
  equivalent (Note 2):

   Net Income Per Share                  $    .53     $    .34
                                         ========     ========

 Weighted average shares
 outstanding (thousands):                  47,004       46,920
                                         ========     ========

     (A)  Includes $20,680 and $19,638 for the three months ended
          March 31, 1995 and 1994, respectively, from AT&T Corp.("AT&T") and its affiliates.


     The accompanying notes are an integral part of these Consolidated Financial Statements.

      4                                                         FORM 10-Q


                     AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                               (Dollars in Thousands)
                                     (Unaudited)


                                          March 31,       December 31,
                                            1995              1994
                                         __________       ____________

 ASSETS:
 Cash and cash equivalents               $     -          $    54,464
 Net investment in finance
  receivables                              1,615,598        1,452,947
 Net investment in capital
  leases                                   5,492,551        5,129,326
 Investment in operating
  leases, net of accumulated
  depreciation of $584,931 in
  1995 and $567,398 in 1994                  957,387          902,525
 Deferred charges and other assets           410,109          482,661
                                         ___________       __________

 Total Assets                            $ 8,475,645      $ 8,021,923
                                         ===========       ==========

 LIABILITIES AND SHAREOWNERS' EQUITY:
 Liabilities:
 Short-term notes, less
  unamortized discounts of
  $8,949 in 1995 and $4,619 in
  1994                                   $ 1,763,517      $ 2,176,877
 Deferred income taxes                       577,066          555,287
 Income taxes and other payables             494,821          545,270
 Payables to AT&T and affiliates             303,510          356,690
 Medium- and long-term debt                4,307,695        3,379,581
 Commitments and contingencies
                                         ____________      __________

 Total Liabilities                       $ 7,446,609      $ 7,013,705
                                         ____________      __________


                                  (Continued)

       5                                                      FORM 10-Q


                   AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                            (Dollars in Thousands)
                                  (Unaudited)


                                          March 31,          December 31,
                                            1995                 1994
                                          __________         ____________


 Shareowners' Equity (Note 2):
 Common stock, one cent par value:
  Authorized 100,000,000 shares,
  issued and outstanding, 46,968,810
  shares in 1995 and 46,962,439 shares
  in 1994                                $       470         $       470
 Additional paid-in capital                  782,855             782,785
 Recourse loans to senior executives         (19,292)            (19,651)
 Foreign currency translation
   adjustments                                (2,160)             (2,158)
 Retained earnings                           267,163             246,772
                                          __________          __________
 Total Shareowners' Equity                 1,029,036           1,008,218
                                          __________          __________

 Total Liabilities and
  Shareowners' Equity                    $ 8,475,645         $ 8,021,923
                                          ==========          ==========



    The accompanying notes are an integral part of these Consolidated Financial Statements.

       6                                                          FORM 10-Q


                     AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in Thousands)
                                      (Unaudited)


                                                     For The Three Months
                                                        Ended March 31,

                                                    1995           1994*
                                                   ______         ______

 CASH FLOW FROM OPERATING ACTIVITIES:
 Net income                                     $   25,083     $   15,805
 Noncash items included in income:
    Depreciation and amortization                   98,038         84,255
    Deferred taxes                                  20,809         40,521
    Provision for credit losses                     21,055         26,076
 Decrease in deferred charges and
    other assets                                   114,536         21,128
 Decrease in income taxes and
    other payables                                 (45,171)        (3,794)
 Decrease in payables to AT&T and
    affiliates                                      (2,881)       (11,257)
                                                ___________    ___________

 Net Cash Provided by Operating Activities         231,469        172,734
                                                ___________    ___________

 CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of fixed assets, net                   (2,595)          (219)
 Purchase of businesses and finance asset
  portfolios, net of cash acquired                 (86,895)      (160,729)
 Financings and lease equipment purchases       (1,243,336)      (993,407)
 Principal collections from customers,
  net of amounts included in income                999,553        771,042
                                                ___________    ___________

 Net Cash Used for Investing Activities         $ (333,273)    $ (383,313)
                                                ___________    ___________

                               (Continued)

       7                                                        FORM 10-Q

                   AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Continued)
                           (Dollars in Thousands)
                                 (Unaudited)

                                                    For The Three Months
                                                      Ended March 31,

                                                    1995          1994*
                                                   ______        ______

 CASH FLOW FROM FINANCING ACTIVITIES:
 (Decrease) increase in short-term notes, net   $  (654,816)  $    63,960
 Additions to medium- and long-term debt            999,507       466,041
 Repayments of medium- and long-term debt          (328,270)     (248,528)
 Increase in payables to AT&T
    and affiliates                                   35,611         2,943
 Dividends paid                                      (4,692)       (4,217)
                                                  _________     _________
 Net Cash Provided by Financing
  Activities                                         47,340       280,199
                                                  _________     _________

 Net Increase (decrease) in Cash and Cash
    Equivalents                                     (54,464)       69,620

 Cash and Cash Equivalents at Beginning of Period    54,464            -
                                                  _________     _________

 Cash and Cash Equivalents at End of Period      $       -     $   69,620
                                                  =========     =========


 Non-Cash Investing and Financing Activities:

    In the first three months of 1995 and 1994, the Company entered into capital lease obligations of $8,413 and $7,744, respectively, for equipment that was subleased.

    In the first three months of 1995 and 1994, the Company assumed debt of $431,171 and $106,945, respectively, in conjunction with acquisitions.


    * Certain 1994 amounts have been restated to conform to the 1995 presentation.

    The accompanying notes are an integral part of these Consolidated Financial Statements.









       8                                                        FORM 10-Q


                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


  1.  Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared by AT&T Capital Corporation and its subsidiaries ("AT&T Capital" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. The results for interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

 2.  Shareowners' Equity and Earnings Per Share

      The computation of earnings per common share and common share equivalent is based upon the weighted average number of common shares outstanding plus common share equivalents arising from the effect of dilutive stock options using the treasury stock method. Fully dilutive earnings per common share and common share equivalents are not presented since dilution is less than 3%.

      On April 21,1995 the Company's board of directors declared a first quarter dividend of $.10 per share. The dividend is payable May 31, 1995 to shareowners of record as of the close of business on May 10, 1995.

 3.  Acquisitions

      On January 4, 1995, the Company acquired the vendor leasing and finance companies of Banco Central Hispano and certain of its affiliates ("CFH Leasing International") located in the United Kingdom, Germany, France, Italy, and Benelux (Belgium, the Netherlands and Luxembourg). CFH Leasing International provides financial services to equipment manufacturers and vendors. With offices throughout Western Europe, it serves approximately 4,600 customers and had assets of approximately $540 million at the time of acquisition. The acquisition was accounted for by the purchase method and the total cash paid (net of cash acquired) was approximately $74 million.

       9                                                   FORM 10-Q


              AT&T CAPITAL CORPORATION AND SUBSIDIARIES


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 OVERVIEW

      Net income for the three months ended March 31, 1995, was $25.1 million, an increase of $9.3 million, or 58.7% compared with the first quarter of 1994. Earnings per share for the first quarter of 1995 were $.53, a 55.9% increase over the $.34 reported in 1994. Net income of the Company is highly dependent upon the level of portfolio assets (investment in finance receivables, capital leases, and operating leases), the related yields earned on portfolio assets, remarketing activity, and the quality of the portfolio assets. The increase in net income and earnings per share for the three months ended March 31, 1995, compared with the same period of 1994 principally resulted from an increase in average portfolio assets, strong secondary market and renewal activity and a lower provision for credit losses.

      In January 1995, the Company acquired the vendor leasing and finance companies of Banco Central Hispano and certain of its affiliates ("CFH Leasing International") located in the United Kingdom, Germany, France, Italy and Benelux. CFH Leasing International provides financial services to equipment manufacturers and vendors. With offices throughout Western Europe, it serves approximately 4,600 customers and had approximately $540 million in assets at the time of acquisition. This acquisition did not materially impact net income for the quarter.

 RESULTS OF OPERATIONS

 Three months ended March 31, 1995

      Finance revenue of $38.8 million increased $11.0 million, or 39.6%, in the first quarter of 1995 compared with the first quarter of 1994, reflecting a 31.8% increase in the average earning finance receivable portfolio as well as higher average yields for the first quarter of 1995 compared with the same period in 1994.

      Capital lease revenue of $135.4 million increased $28.8 million, or 27.0%, in the quarter ended March 31, 1995, compared with the same quarter in 1994. This reflects a 26.8% increase in the average earning capital lease portfolio during the first quarter of 1995 compared with the first quarter of 1994. The increase in the capital lease portfolio is partially attributable to the acquisition of CFH Leasing International and a lower level of assets securitized at the end of 1994 compared with the end of 1993.

      Rental revenue on operating leases of $133.0 million for the three months ended March 31, 1995 increased $21.5 million, or 19.3%, compared with the three months ended March 31, 1994. Depreciation expense on operating leases of $85.3 million increased $10.3 million, or 13.7%, for the three months ended March 31, 1995, compared with the three months

       10                                                  FORM 10-Q

 ended March 31, 1994. Rental revenue less associated depreciation ("operating lease margin") for the first quarter of 1995 was $47.7 million, or 35.9% of rental revenue, compared with $36.5 million, or 32.7% of rental revenue for the first quarter 1994. The increased operating lease margin in 1995 relates primarily to renewed leases in the Company's small-ticket telecommunications equipment portfolio, as well as higher margins in the automobile lease portfolio.

      Net interest margin (finance revenue, capital lease revenue and rental revenue, less depreciation on operating leases and interest expense) of $127.9 million was 6.58% of average portfolio assets for the first quarter of 1995. This compares with net interest margin of $110.8 million, which was 7.08% of average portfolio assets for the first quarter of 1994. The decrease in net interest margin for the first quarter of 1995 is due to several factors, including an increase in the Company's debt to equity ratio (debt to equity was 5.90 and 4.95 at March 31, 1995 and 1994, respectively) and a change in portfolio mix. Additionally, the Company has experienced some margin compression in certain small-ticket equipment leasing portfolios due to the frequency and steepness of the Federal Reserve Board's rate increases in 1994 and 1995. As interest rates change, product pricing is generally adjusted to reflect the Company's higher or lower cost of borrowing. However, the pricing in connection with some small-ticket portfolios tends to lag and may not be commensurate with the change in the Company's borrowing costs.

      Total non-AT&T (i.e., excludes the leasing of AT&T equipment to customers of AT&T and leasing to AT&T, its affiliates and its employees) revenue, assets and net loss for the quarter ended March 31, 1995 was $201.1 million (or 55.4% of total revenue), $5,337.8 million (or 63.0% of total assets) and $.4 million. This compares with total non-AT&T revenue, assets and net loss of $183.4 million (or 56.3% of total revenue), $3,707.1 million (or 54.5% of total assets), and $6.4 million for the quarter ended March 31, 1994. The Company's non-AT&T net loss is impacted by start-ups in non-AT&T businesses, particularly as the Company expands internationally.

      Revenue from equipment sales of $ 7.9 million decreased $33.7 million, or 80.9%, for the quarter ended March 31, 1995, compared with the quarter ended March 31, 1994. Cost of equipment sales of $7.1 million decreased $31.5 million, or 81.7%, for the quarter ended March 31, 1995, compared with the quarter ended March 31, 1994. Equipment sales revenue less associated cost of equipment sold ("equipment sales margin") was $.9 million, or 11.1% of equipment sales revenue for the first quarter of 1995. Equipment sales margin for the first quarter of 1994 was $3.1 million, or 7.4%, of equipment sales revenue. In 1995, the opportunities for this type of activity internationally as well as in the United States continued to decrease due to increased competition and to softness in the computer mainframe market.

      Other revenue of $47.7 million grew $9.2 million, or 23.9%, in the three months ended March 31, 1995, compared with the three months ended March 31, 1994. The increase is primarily due to higher remarketing gains on end-of-lease equipment of $4.4 million, increased service fee revenue of $1.5 million related to increased levels of Small Business Administration ("SBA") loans sold in the secondary market with servicing retained, and increased fee income of $1.3 million.

       11                                                  FORM 10-Q

      The Company's mainframe portfolio and related residual amounts continue to trend downward in 1995. The Company regularly monitors its estimates of residual values for all leased equipment, including mainframe computers, and believes that its residual values are conservatively stated.

      Growth in the Company's portfolio assets, including the acquisition of CFH Leasing International, caused the average borrowings outstanding to increase by 31.6%, or $1.4 billion, to $5.9 billion, while the Company's interest expense increased $33.9 million, or 56.4%, to $94.0 million for the quarter ended March 31, 1995, compared with the same period in 1994. The increase in average borrowings caused interest expense to increase by approximately $19.0 million, of which approximately $7.0 million is related to additional borrowings brought about by an increase in leverage. Higher average interest rates for the quarter ended March 31, 1995, compared with the quarter ended March 31, 1994, caused interest expense to increase by $14.9 million. The Company's average interest rate on borrowings was 6.39% for the quarter ended March 31, 1995, compared with 5.38% for the quarter ended March 31, 1994. The Company's increased cost of borrowing is reflective of the Federal Reserve Board's interest rate increases during 1994 and 1995. The impact of these rate increases is beginning to be more evident as the Company replaces maturing debt with today's higher rate debt. As interest rates change, product pricing is generally adjusted to reflect the Company's higher or lower cost of borrowing. However, in certain portfolios, the Company may not be able to change its product pricing commensurate with, or simultaneous to, changes in its borrowing costs.

      Operating and administrative costs of $113.5 million for the three months ended March 31, 1995, increased $13.3 million, or 13.3%, compared with the three months ended March 31, 1994. The acquisition of CFH Leasing International contributed $2.5 million to the increase. Also contributing to the increase were higher costs associated with managing a higher level of portfolio assets. For the first quarter of 1995, annualized operating and administrative costs to total quarter-end assets was 5.36% compared with 5.90% for the first quarter of 1994. For the year ended December 31, 1994, operating and administrative costs to total year-end assets was 5.33%.

      The Company's effective tax rate was 40.2% and 39.4% for the first quarter of 1995 and 1994, respectively. The slight increase is due to the utilization of foreign tax net operating losses in 1994. The Company did not have a similar amount of net operating losses available for utilization in 1995.

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


       12                                                  FORM 10-Q

      Portfolio credit performance indicators continued to improve in the first quarter of 1995. Delinquency and charge-off levels during the first quarter 1995 were lower than that of the same period in 1994. The lower level of charge-offs and delinquency for the first quarter of 1995 was reflected in the decrease in the Company's provision for credit losses of $5.0 million, or 19.3%, to $21.1 million, compared with the first quarter 1994. For the first three months of 1995, charge-offs to investment in portfolio assets improved to .64%, compared with .94% for the first three months of 1994. The allowance for credit losses was 2.35% of the Company's investment in portfolio assets at March 31, 1995, compared with 2.30% at December 31, 1994, and 2.65% at March 31, 1994.
 At March 31, 1995, the allowance for credit losses was $194.0 million, compared with $176.4 million at December 31, 1994, and $173.6 million at March 31, 1994. Nonaccrual assets at March 31, 1995 totalled $124.1 million, or 1.50% of investment in portfolio assets, compared with $120.5 million, or 1.57% of investment in portfolio assets at December 31, 1994 and $144.4 million, or 2.20% of investment in portfolio assets at March 31, 1994.

      The Company maintains an allowance for credit losses at an amount based on a review of historical loss experience, a detailed analysis of delinquencies and problem portfolio assets, and an assessment of probable losses in the portfolio as a whole given its diversification. Management also takes into consideration the potential impact of existing and anticipated economic conditions.

 FINANCIAL CONDITION

      Portfolio assets were $8.1 billion, an increase of $580.7 million, or 7.8%, at March 31, 1995 compared with December 31, 1994. As a result of the acquisition of CFH Leasing International, the Company's international assets (excluding cross border transactions) at March 31, 1995 grew to 17.4% of total assets, up from 10.9% at December 31, 1994.

      The net investment in finance receivables increased by $162.7 million, or 11.2% to $1.6 billion at March 31, 1995 compared with December 31, 1994 primarily due to the acquisition of CFH Leasing International and to increased loans in the Company's telecommunications systems portfolio and small business lending portfolio.

      The net investment in capital leases increased by $363.2 million, or 7.1%, at March 31, 1995 to $5.5 billion compared with December 31, 1994. This increase was primarily due to the acquisition of CFH Leasing International, and to growth in the Company's small-ticket equipment portfolio.

      The net investment in operating leases of $957.4 million at March 31, 1995 increased by $54.9 million, or 6.1%, compared with December 31, 1994. The increase is primarily due to growth in the Company's automobile lease portfolio.







       13                                                  FORM 10-Q


       At March 31, 1995, the total portfolio assets managed by the Company on behalf of others was $2.5 billion compared with $2.7 billion at December 31, 1994. The decrease in portfolio assets managed is attributable to lower securitized assets managed due to normal run-off of the receivable stream. Of the total assets managed by the Company on behalf of others, 58.4% at March 31, 1995 and 55.9% at December 31, 1994, were assets managed on behalf of AT&T and its affiliates.

 LIQUIDITY AND CAPITAL RESOURCES

      The Company generates a substantial portion of its funds from lease and rental receipts, but is also highly dependent upon external financing, including the issuance of commercial paper and medium-and long-term notes in public markets and, to a lesser extent, privately placed asset-backed financings (or securitizations). Standard & Poor's Corporation, Moody's Investors Service, Inc., and Duff & Phelps Credit Rating Co. have rated the Company's senior medium- and long-term debt A, A3 and A, respectively, and have rated the Company's commercial paper A-1, P-1 and D-1, respectively.

      Funds required to support the Company's operations during the first three months of 1995 were derived internally primarily from principal collections and interest collections from customers (which include realization of cash from residual values through remarketing activities), and externally from issuances of commercial paper and medium-term debt.

      In the first three months of 1995, the Company issued commercial paper of $6.6 billion and made commercial paper repayments of $7.2 billion, and issued medium- and long-term debt of $1.1 billion and repaid medium- and long-term debt of $284.9 million. In the first three months of 1994, the Company issued commercial paper of $5.8 billion, and made commercial paper repayments of $5.7 billion and issued medium- and long-term debt of $466.0 million and made medium- and long-term debt repayments of $248.5 million.

      During the three month periods ended March 31, 1995 and March 31, 1994, principal collections from customers of $1.0 billion and $0.8 billion, respectively, were received. These receipts were primarily used for finance receivables and lease equipment purchases (including purchases of finance asset portfolios and businesses) of $1.3 billion and $1.2 billion in the first three months of 1995 and 1994, respectively.

      In conjunction with acquisitions, the Company assumed approximately $431 million and $107 million of debt, in the first quarter of 1995 and 1994, respectively. Approximately $412 million of such assumed debt was outstanding at March 31, 1995.

      The Company has paid quarterly dividends every quarter since the fourth quarter of 1993, its first full quarter of operations after its initial public offering. On February 28, 1995 the Company paid a dividend

       14                                                  FORM 10-Q

 of ten cents per share to shareowners of record as of February 10, 1995. In addition, on April 21, 1995, the Company's board of directors declared a quarterly dividend of ten cents per share. The dividend will be payable on May 31, 1995 to shareowners of record by close of business on May 10, 1995.

      In July 1994 the Company registered with the SEC $2.5 billion of debt securities (including medium-term notes) and warrants to purchase debt securities, currency warrants, index warrants and interest rate warrants. At March 31, 1995 $1.7 billion of medium-term debt was outstanding under such debt registrations.

      Also in July 1994, the Company reestablished credit facilities of $2.0 billion. These facilities, negotiated with a consortium of 32 lending institutions, support the commercial paper issued by the Company. At March 31, 1995, these facilities were unused. The Company also has available local lines of credit to meet local funding requirements in Hong Kong, Canada, the United Kingdom, Australia, and Mexico of approximately $667 million, of which approximately $234 million was unused at March 31, 1995.

      The Company has, from time to time, borrowed funds directly from AT&T, including on an interest-free basis pursuant to tax agreements. These interest-free loans amounted to $245.2 million at March 31, 1995. These sources of funds would not be available if the Company were to cease being a member of AT&T's consolidated group for federal income tax purposes.

      The Company anticipates obtaining necessary external financing through issuances of commercial paper and medium-term notes, available lines of credit for certain foreign operations and privately placed asset-backed financings (or securitizations).

      Future financing is contemplated to be arranged as necessary to meet the Company's capital and other requirements with the timing of issue, principal amount and form depending on the Company's needs and prevailing market and general economic conditions.

      The Company considers its current financial resources, together with the debt facilities referred to above and estimated future cash flows, to be adequate to fund the Company's future growth and operating requirements.

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



       15                                                  FORM 10-Q


 Match Funding

      AT&T Capital generally matches the duration and maturity structure of its liabilities to that of its portfolio assets. The Company routinely projects the expected future cash flows related to its current portfolio assets. Based on these projections, the Company is generally able to match the maturity and duration of its debt with that of its assets. The cash flow projections incorporate assumptions about customer behavior such as prepayments, refinancings and charge-offs. The assumptions are based on historical experience with the Company's individual markets and customers and are continually monitored and updated as markets and customer behaviors change, to reflect current customer preferences, competitive market conditions, portfolio growth rates and portfolio mix.

 Interest Rate Risk and Currency Exchange Risk

      AT&T Capital actively manages interest rate risk to protect the Company's margins on existing transactions. Interest rate risk is the risk of earnings volatility attributable to changes in interest rates. The Company routinely analyzes its portfolio assets and strives to match floating rate assets with floating rate debt and fixed rate assets with fixed rate debt. The Company generally achieves a matched position through issuances of commercial paper and medium-term notes, as well as through the use of interest rate swaps. The Company does not speculate on interest rates, but rather seeks to mitigate the possible impact of interest rate fluctuations. This is a continual process due to prepayments, refinancings, non-performing loans, as well as other portfolio dynamics, and therefore, interest rate risk can be significantly limited but never fully eliminated. Additionally, the Company enters into foreign exchange contracts and participates in the currency swap market to mitigate its exposure to assets and liabilities denominated in foreign currencies and to meet local funding requirements. The Company expects to enter into more foreign exchange contracts and currency swaps in 1995 primarily as a result of the January 1995 acquisition of CFH Leasing International, described above.

 Using Derivatives to Manage Interest Rate and Currency Risk

      AT&T Capital uses derivatives to match fund its portfolio and thereby manage interest rate and currency risk. Derivatives can be customized in terms of duration and interest rate basis (i.e., fixed or floating). Derivatives used by the Company are operationally efficient to arrange and maintain. Whether AT&T Capital issues medium-term notes, on which it pays a fixed rate, or issues floating rate debt and utilizes interest rate swaps, on which it generally pays a fixed rate and receives a floating rate, the Company's interest rate risk position can be equally well managed. However, it is the continuing interplay between liquidity, capital, portfolio characteristics, and economic and market conditions which determines the changing mix of medium-term notes, commercial paper and swaps (or other derivatives) used to manage interest rate risk.





       16                                                  FORM 10-Q

      At March 31, 1995 and December 31, 1994 the total notional amount of the Company's interest rate and currency swaps was $2.9 billion. The notional amount of the Company's foreign currency forward exchange contracts was $469.8 million at March 31, 1995, compared with $318.1 million at December 31, 1994. The notional amount of derivative contracts does not represent direct credit exposure. Rather, credit exposure may be defined as the market value of the derivative contract and the ability of the counterparty to perform its payment obligations under the agreement. The majority of the Company's interest rate swaps require AT&T Capital to pay a fixed rate and receive a floating rate. Therefore, this risk is reduced in a declining interest rate environment as the Company is generally in a payable position, and is increased in a rising interest rate environment as the Company is generally in a receivable position. The Company seeks to control the credit risk of its interest rate swap agreements through credit approvals, exposure limits and monitoring procedures. All swap agreements are with major money center banks and intermediaries with an investment grade rating by nationally recognized statistical rating organizations, with the majority of the Company's counterparties being rated "AA" or better.

      There were no past due amounts or reserves for credit losses at March 31, 1995, related to derivative transactions, nor has the Company ever experienced any charge-offs related to derivative transactions.

 Debt to Equity

      Total debt to equity at March 31, 1995, of 5.90 increased from 5.51 at December 31, 1994. This increase was primarily due to the January 1995 acquisition of CFH Leasing International.

 RECENT PRONOUNCEMENTS

      The Company adopted Statements of Financial Accounting Standards ("SFAS") No. 114 ("Accounting by Creditors for Impairment of a Loan") and No. 118 ("Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures") in the first quarter of 1995. These standards require that impaired loans be measured based on the present value of expected cash flows, discounted at the loan's effective interest rate or, the loans observable market price or, the fair value of the collateral if the loan is collateral dependent, as well as certain related disclosures. The adoptions did not have a material effect on the consolidated financial statements of the Company.

      In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". This statement establishes the accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This standard is effective for financial statements for fiscal years beginning after December 15, 1995, which for the Company would be 1996. Based upon management's review, the adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial position and results of operations.


       17                                                       FORM 10-Q


                     AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                             PART II - OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders

          (a) The annual meeting of shareholders of the registrant was held on April 21, 1995.

          (b) Holders of common shares voted at this meeting on the following matters, which were set forth in full in the registrant's proxy statement dated March 20, 1995:

          (i) Election of Directors:

              Nominee                       For           Withheld
                                         __________       ________
              Thomas C. Wajnert          45,512,353        57,078
              John P. Clancey            45,512,053        57,378
              James P. Kelly             45,512,153        57,278
              Gerald M. Lowrie           45,510,144        59,287
              William B. Marx, Jr.       45,509,336        60,095
              Richard A. McGinn          45,509,366        60,065
              Joseph J. Melone           45,512,203        57,228
              Richard W. Miller          45,512,253        57,178
              S. Lawrence Prendergast    45,512,473        56,958
              Brooks Walker, Jr.         45,511,853        57,578
              Marilyn J. Wasser          45,509,366        60,065

                                            For       Against     Abstain
                                         __________   _______     _______
         (ii) Appointment of Auditors    45,525,585    15,097      28,749
              Appointment of the firm
              of Coopers & Lybrand as the
              independent auditors to
              examine the Company's
              accounts for 1995.

                                            For       Against     Abstain
                                         __________   _______     _______
        (iii) The approval of the        44,914,850   443,429     211,152
              Company's 1995 Senior
              Executive Annual Incentive
              Plan.













       18                                                       FORM 10-Q


 Item 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibits:

              Exhibit Number


              11  Computation of Primary and Fully Diluted Earnings Per
                  Share

              12  Computation of Ratio of Earnings to Fixed Charges

              27  Financial Data Schedule

          (b) Reports on Form 8-K:

              Report on Form 8-K dated January 3, 1995 was filed pursuant to Item 5 (Other Events).






































       19                                                       FORM 10-Q


                                 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AT&T CAPITAL CORPORATION




 May 10, 1995

                                            Ramon Oliu, Jr.
                                            Controller
                                            (Chief Accounting Officer)







































       20                                                       FORM 10-Q


                                 EXHIBIT INDEX


 EXHIBITS



 Exhibit                          Description
 Number
 ______

   11        Computation of Primary and Fully Diluted Earnings Per Share

   12        Computation of Ratio of Earnings to Fixed Charges

   27        Financial Data Schedule