Form 10-Q
period 1995-06-30
AT&T CAPITAL CORP /DE/
filed 1995-08-09
CIK 897708

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                  FORM 10-Q

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended June 30, 1995

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

    Yes  X     No
       _____     _____


    At July 31, 1995, 46,968,810 shares of the registrant's common stock, par value $.01 per share, were outstanding.
      2                                                        FORM 10-Q


                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands except per share amounts)
                                    (Unaudited)

                          For the Three Months       For the Six Months
                             Ended June 30,             Ended June 30,

                            1995         1994         1995        1994
                          ________    ________      ________    ________
Revenue:
 Finance revenue          $ 42,247    $ 29,612      $ 81,032    $ 57,401
 Capital lease revenue     142,237     114,638       277,669     221,270
 Rental revenue on
  operating leases (A)     136,408     117,237       269,369     228,696
 Equipment sales             9,049      30,379        16,982      71,999
 Other revenue, net         52,015      40,350        99,718      78,862
                           _______     _______       _______     _______
 Total Revenue             381,956     332,216       744,770     658,228
                           _______     _______       _______     _______
Expenses:
 Interest                  100,806      65,654       194,804     125,761
 Operating and
  administrative           121,505     102,351       234,987     202,544
 Depreciation on
  operating leases          85,907      77,910       171,160     152,911
 Cost of equipment
  sales                      8,247      28,744        15,299      67,288
 Provision for credit
  losses                    18,624      23,224        39,678      49,300
                           _______     _______       _______     _______
 Total Expenses            335,089     297,883       655,928     597,804
                           _______     _______       _______     _______

Income before income
 taxes                      46,867      34,333        88,842      60,424

Provision for income
 taxes                      18,955      15,432        35,848      25,718

                          ________    ________      ________    ________

Net Income                $ 27,912    $ 18,901      $ 52,994    $ 34,706
                          ========    ========      ========    ========



                                 (Continued)



      3                                                      FORM 10-Q


              AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                             (Continued)
             (Dollars in Thousands except per share amounts)
                             (Unaudited)


                           For the Three Months      For the Six Months
                               Ended June 30,            Ended June 30,

                             1995         1994         1995        1994
                         ________     ________     ________     _______
  Earnings per common
  share and common share
  equivalent (Note 2):

  Earnings Per Share     $    .59    $     .40    $   1.13     $    .74
                         ========     ========    ========     ========

 Weighted average shares
 outstanding (thousands):  47,027       46,874      47,014       46,898
                         ========     ========    ========     ========

     (A)  Includes $19,544 and $19,488 for the three months ended
          June 30, 1995 and 1994, respectively, and $40,224 and $39,126 for the six months ended June 30, 1995 and 1994, respectively, from AT&T Corp.("AT&T") and its affiliates.


     The accompanying notes are an integral part of these Consolidated Financial Statements.

























      4                                                         FORM 10-Q


                     AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                               (Dollars in Thousands)
                                     (Unaudited)


                                          June 30,        December 31,
                                            1995              1994
                                         ___________      ___________

 ASSETS:
 Cash and cash equivalents               $    13,989      $    54,464
 Net investment in finance
  receivables                              1,628,869        1,452,947
 Net investment in capital
  leases                                   5,737,396        5,129,326
 Investment in operating
  leases, net of accumulated
  depreciation of $574,652 in
  1995 and $567,398 in 1994                  946,869          902,525
 Deferred charges and other assets           414,776          482,661
                                         ___________       __________

 Total Assets                            $ 8,741,899      $ 8,021,923
                                         ===========       ==========

 LIABILITIES AND SHAREOWNERS' EQUITY:
 Liabilities:
 Short-term notes, less
  unamortized discount of
  $7,022 in 1995 and $4,619 in
  1994                                   $ 1,797,403      $ 2,176,877
 Deferred income taxes                       592,692          555,287
 Income taxes and other payables             535,333          545,270
 Payables to AT&T and affiliates             336,839          356,690
 Medium- and long-term debt                4,428,839        3,379,581
 Commitments and contingencies
                                         ____________      __________

 Total Liabilities                       $ 7,691,106      $ 7,013,705
                                         ____________      __________


                                  (Continued)

       5                                                      FORM 10-Q


                   AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                            (Dollars in Thousands)
                                  (Unaudited)


                                          June 30,            December 31,
                                            1995                 1994
                                          __________          ___________


 Shareowners' Equity (Note 2):
 Common stock, one cent par value:
  Authorized 100,000,000 shares,
  issued and outstanding, 46,968,810
  shares in 1995 and 46,962,439 shares
  in 1994                                $       470         $       470
 Additional paid-in capital                  782,362             782,785
 Recourse loans to senior executives         (18,835)            (19,651)
 Foreign currency translation
   adjustments                                (3,589)             (2,158)
 Retained earnings                           290,385             246,772
                                          __________          __________
 Total Shareowners' Equity                 1,050,793           1,008,218
                                          __________          __________

 Total Liabilities and
  Shareowners' Equity                    $ 8,741,899         $ 8,021,923
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

       6                                                        FORM 10-Q


                     AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in Thousands)
                                      (Unaudited)


                                                     For The Six Months
                                                        Ended June 30,

                                                    1995           1994*
                                                __________     __________

 CASH FLOW FROM OPERATING ACTIVITIES:
 Net income                                     $   52,994     $   34,706
 Noncash items included in income:
    Depreciation and amortization                  198,217        170,425
    Deferred taxes                                  36,398         55,715
    Provision for credit losses                     39,678         49,300
    Gain on small business loan sales, net          (4,577)          (188)
 Decrease (increase) in deferred charges and
    other assets                                    36,141        (21,449)
 Decrease in income taxes and
    other payables                                 (10,066)        (5,400)
 Decrease in payables to AT&T and
    affiliates                                      (2,539)       (11,809)
                                                ___________    ___________

 Net Cash Provided by Operating Activities         346,246        271,300
                                                ___________    ___________

 CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of fixed assets, net                   (3,915)        (2,334)
 Purchase of businesses and finance asset
  portfolios, net of cash acquired                (307,527)      (234,375)
 Financings and lease equipment purchases       (2,544,010)    (2,321,791)
 Principal collections from customers,
  net of amounts included in income              2,110,425       1,830,229
 Cash proceeds from small business loan sales       58,747           2,866
 Cash proceeds from receivables securitizations     71,539          62,879
                                                ___________    ___________

 Net Cash Used for Investing Activities         $ (614,741)    $ (662,526)
                                                ___________    ___________

                               (Continued)











       7                                                       FORM 10-Q

                   AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Continued)
                           (Dollars in Thousands)
                                 (Unaudited)

                                                    For The Six Months
                                                      Ended June 30,

                                                    1995          1994*
                                                ____________  ___________

 CASH FLOW FROM FINANCING ACTIVITIES:
 Decrease in short-term notes, net              $  (621,993)  $  (187,312)
 Additions to medium- and long-term debt          1,252,605     1,004,130
 Repayments of medium- and long-term debt          (458,093)     (436,469)
 Increase in payables to AT&T
    and affiliates                                   64,882        37,445
 Dividends paid                                      (9,381)       (8,429)
                                                  _________     _________
 Net Cash Provided by Financing
  Activities                                        228,020       409,365
                                                  _________     _________

 Net (Decrease) increase in Cash and Cash
    Equivalents                                     (40,475)       18,139

 Cash and Cash Equivalents at Beginning of Period    54,464            -
                                                  _________     _________

 Cash and Cash Equivalents at End of Period      $   13,989    $   18,139
                                                  =========     =========


 Non-Cash Investing and Financing Activities:

    In the first six months of 1995 and 1994, the Company entered into capital lease obligations of $8,613 and $15,556, respectively, for equipment that was subleased.

    In the first six months of 1995 and 1994, the Company assumed debt of $436,430 and $106,945, respectively, in conjunction with acquisitions.


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







       8                                                      FORM 10-Q


                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


  1.  Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared by AT&T Capital Corporation and its subsidiaries ("AT&T Capital" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. The results for interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994 and the current year's previously issued Form 10-Q.

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

      On February 28, 1995 and May 31, 1995, the Company paid a dividend of $.10 per share to shareowners of record as of February 10, 1995 and May 10, 1995, respectively. In addition, on July 17, 1995 the Company's board of directors declared a second quarter dividend of $.10 per share. The dividend is payable August 31, 1995 to shareowners of record as of the close of business on August 10, 1995.

 3.  Acquisitions

      On January 4, 1995, the Company acquired the vendor leasing and finance companies of Banco Central Hispano and certain of its affiliates ("CFH Leasing International") located in the United Kingdom, Germany, France, Italy, and Benelux (Belgium, the Netherlands and Luxembourg). CFH Leasing International provides financial services to equipment manufacturers and vendors. With offices throughout Western Europe, it serves approximately 4,600 customers and had assets of approximately $540 million at the time of acquisition. The acquisition was accounted for by the purchase method and the total cash paid (net of cash acquired) was approximately $74 million. In addition, on June 30, 1995, the Company acquired two relatively small businesses, a United States mid-range computer asset business with approximately $180 million in assets and an Australian equipment finance company with approximately $40 million in assets. These acquisitions did not materially impact net income for the three or six months ended June 30, 1995.

       9                                                         FORM 10-Q


              AT&T CAPITAL CORPORATION AND SUBSIDIARIES


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 OVERVIEW

     In January 1995, the Company acquired CFH Leasing International located in the United Kingdom, Germany, France, Italy and Benelux. CFH Leasing International provides financial services to equipment manufacturers and vendors. With offices throughout Western Europe, it serves approximately 4,600 customers and had approximately $540 million in assets at the time of acquisition. The Company also acquired two relatively small businesses on June 30, 1995, a United States mid-range computer asset business with approximately $180 million in assets and an Australian equipment finance company with approximately $40 million in assets. These acquisitions did not materially impact net income for the three or six months ended June 30, 1995.

 RESULTS OF OPERATIONS

 Six months ended June 30, 1995

     Net income for the six months ended June 30, 1995, was $53.0 million, an increase of $18.3 million, or 52.7% compared with the first six months of 1994. Earnings per share for the first half of 1995 were $1.13, a 52.7% increase over the $.74 reported for the same period in 1994. Net income of the Company is highly dependent upon the level of portfolio assets (investment in finance receivables, capital leases, and operating leases), the related margins earned on portfolio assets, remarketing activity, and the quality of portfolio assets. The growth in net income and earnings per share for the six months ended June 30, 1995, compared with the same period of 1994 was due primarily to an increase in average portfolio assets, strong secondary market and renewal activity and a lower provision for credit losses.

      Finance revenue of $81.0 million increased $23.6 million, or 41.2%, in the first six months of 1995 compared with the same period of 1994, reflecting a 30.5% increase in the average finance receivable portfolio as well as higher average yields for the first six months of 1995 compared with the same period in 1994.

      Capital lease revenue of $277.7 million increased $56.4 million, or 25.5%, in the six months ended June 30, 1995, compared with the same period in 1994. This is reflective of a 24.6% increase in the average capital lease portfolio during the first half of 1995 compared with the first half of 1994.

      Rental revenue on operating leases of $269.4 million for the six months ended June 30, 1995 increased $40.7 million, or 17.8%, compared with the six months ended June 30, 1994. Depreciation expense on




       10                                                     FORM 10-Q

 operating leases of $171.2 million increased $18.2 million, or 11.9%, for the six months ended June 30, 1995, compared with the six months ended June 30, 1994. Rental revenue less associated depreciation ("operating lease margin") for the first half of 1995 was $98.2 million, or 36.5% of rental revenue, compared with $75.8 million, or 33.1% of rental revenue for the first half of 1994. The increased operating lease margin in 1995 relates primarily to renewed leases in the Company's small-ticket telecommunications equipment portfolio, as well as higher margins in the automobile lease portfolio, testing and diagnostic equipment portfolio and reduced levels of lower yielding mainframe business.

      Net interest margin (finance revenue, capital lease revenue and rental revenue, less depreciation on operating leases and interest expense) of $262.1 million was 6.59% of average portfolio assets for the first six months of 1995. This compares with net interest margin of $228.7 million, which was 7.15% of average portfolio assets for the first six months of 1994. The decrease in net interest margin for the first six months of 1995 was due primarily to an increase in the Company's average debt to equity ratio and a change in portfolio mix. Additionally, the Company has experienced some margin compression in certain small-ticket equipment leasing portfolios due to the frequency and steepness of the Federal Reserve Board's rate increases in 1994 and 1995. As interest rates change, product pricing is generally adjusted to reflect the Company's higher or lower cost of borrowing. However, the pricing in connection with some small-ticket portfolios tends to lag and may not be commensurate with the change in the Company's borrowing costs. The Company's net interest margin has remained flat when compared with the period ended March 31, 1995.

      Total non-AT&T (i.e., excludes the leasing of AT&T equipment to customers of AT&T and leasing to AT&T, its affiliates and its employees) revenue, assets and net income for the six months ended June 30, 1995 were $422.1 million (or 56.7% of total revenue), $5,714.6 million (or 65.4% of total assets) and $2.9 million (or 5.6% of total net income), respectively. This compares with total non-AT&T revenue, assets and net loss of $370.8 million (or 56.3% of total revenue), $3,935.8 million (or 56.6% of total assets), and $9.3 million, respectively, for the six months ended June 30, 1994. Although profitability of the Company's non-AT&T businesses has improved, the non-AT&T net income in 1995 and net loss in 1994 were impacted by start-ups in non-AT&T businesses, particularly as a result of the Company's international expansion.

      Revenue from equipment sales of $17.0 million decreased $55.0 million, or 76.4%, for the six months ended June 30, 1995, compared with the same period in 1994. Cost of equipment sales of $15.3 million decreased $52.0 million, or 77.3%, for the six months ended June 30, 1995, compared with the same period of 1994. Equipment sales revenue less associated cost of equipment sold ("equipment sales margin") was $1.7 million, or 9.9% of equipment sales revenue for the first six months of 1995. Equipment sales margin for the first six months of 1994 was $4.7 million, or 6.5%, of equipment sales revenue. In 1995, the opportunities for this type of activity internationally as well as in the United States continued to decrease due to increased competitive pressures in the computer mainframe market as more companies move to client/server technology.

       11                                                    FORM 10-Q

      Other revenue of $99.7 million grew $20.9 million, or 26.4%, in the six months ended June 30, 1995, compared with the six months ended June 30, 1994. The increase is primarily due to higher remarketing gains on end-of-lease equipment of $10.2 million, increased revenue of $4.5 million related to higher levels of Small Business Administration ("SBA") loans sold in the secondary market with servicing retained and increased fee income of $3.2 million.

      The Company's mainframe portfolio and related residual amounts continue to trend downward in 1995. The Company regularly monitors its estimates of residual values for all leased equipment, including mainframe computers, and believes that its residual values are conservatively stated.

      Growth in the Company's portfolio assets, including the acquisition of CFH Leasing International, caused the average borrowings outstanding to increase by 30.4%, or $1.4 billion, to $6.0 billion. The Company's interest expense increased $69.0 million, or 54.9%, to $194.8 million for the six months ended June 30, 1995, compared with the same period in 1994. The increase in average borrowings caused interest expense to increase by approximately $38.2 million, of which approximately $7.6 million is related to additional borrowings brought about by an increase in the Company's average debt to equity. Debt to equity increased to 5.95 times at June 30, 1995 compared with 5.01 times at June 30, 1994 as the Company continues to deploy the initial public offering proceeds and reach it's target debt to equity ratio of 6.25 times. Higher average interest rates for the six months ended June 30, 1995, compared with the six months ended June 30, 1994, caused interest expense to increase by $30.8 million. The Company's average interest rate on borrowings was 6.52% for the six months ended June 30, 1995, compared with 5.49% for the six months ended June 30, 1994. The Company's increased cost of borrowing is reflective of the Federal Reserve Board's interest rate increases during 1994 and 1995. The impact of these rate increases is beginning to be more evident as the Company replaces maturing debt with today's higher rate debt. As interest rates change, product pricing is generally adjusted to reflect the Company's higher or lower cost of borrowing. See previous discussion on net interest margin.

      Operating and administrative costs of $235.0 million for the six months ended June 30, 1995, increased $32.4 million, or 16.0%, compared with the six months ended June 30, 1994. International expansion, including the acquisition of CFH Leasing International and the Company's start-up businesses in Australia and Mexico, contributed $8.6 million to the increase. Also contributing to the increase were higher costs associated with managing a higher level of portfolio assets. For the first six months of 1995, annualized operating and administrative costs to total assets as of June 30, 1995 was 5.38% compared with 5.82% for the first six months of 1994. For the year ended December 31, 1994, operating and administrative costs to total year-end assets was 5.33%.

      The Company's effective tax rate was 40.3% and 42.6% for the first six months of 1995 and 1994, respectively. The decrease is due primarily to lower levels of non-tax deductible goodwill in 1995.


      12                                                   FORM 10-Q

 Three months ended June 30, 1995

     Net income for the quarter ended June 30, 1995, was $27.9 million, an increase of $9.0 million, or 47.7% compared with the second quarter of 1994. Earnings per share for the second quarter of 1995 were $.59, a 47.5% increase over the $.40 reported for the same period in 1994. Net income of the Company is highly dependent upon the level of portfolio assets, the related margins earned on portfolio assets, remarketing activity, and the quality of portfolio assets. The increase in net income and earnings per share for the three months ended June 30, 1995, compared with the same period of 1994 principally resulted from an increase in average portfolio assets, strong secondary market and renewal activity and a lower provision for credit losses.

      Finance revenue of $42.2 million increased $12.6 million, or 42.7%, in the second quarter of 1995 compared with the same period of 1994, reflecting a 32.3% increase in the average finance receivable portfolio as well as higher average yields for the second quarter of 1995 compared with the same period in 1994.

      Capital lease revenue of $142.2 million increased $27.6 million, or 24.1%, in the three months ended June 30, 1995, compared with the same period in 1994. This reflects a 24.0% increase in the average capital lease portfolio during the second quarter of 1995 compared with the second quarter of 1994.

      Rental revenue on operating leases of $136.4 million for the three months ended June 30, 1995 increased $19.2 million, or 16.4%, compared with the three months ended June 30, 1994. Depreciation expense on operating leases of $85.9 million increased $8.0 million, or 10.3%, for the three months ended June 30, 1995, compared with the three months ended June 30, 1994. Operating lease margin for the second quarter of 1995 was $50.5 million, or 37.0% of rental revenue, compared with $39.3 million, or 33.5% of rental revenue for the second quarter of 1994. The increased operating lease margin in 1995 relates primarily to renewed leases in the Company's small-ticket telecommunications equipment portfolio, as well as higher margins in the automobile lease portfolio, testing and diagnostic equipment portfolio and reduced levels of lower yielding mainframe business.

      Net interest margin of $134.2 million was 6.57% of average portfolio assets for the second quarter of 1995. This compares with net interest margin of $117.9 million, which was 7.22% of average portfolio assets for the second quarter of 1994. The decrease in net interest margin for the second quarter of 1995 is due primarily to an increase in the Company's debt to equity ratio (debt to equity was 5.95 times and 5.01 times at June 30, 1995 and 1994, respectively) and a change in portfolio mix. Additionally, the Company has experienced some margin compression in certain small-ticket equipment leasing portfolios due to the frequency and steepness of the Federal Reserve Board's rate increases in 1994 and 1995. As interest rates change, product pricing is generally adjusted to reflect the Company's higher or lower cost of borrowing. However, the pricing in connection with some small-ticket portfolios tends to lag and may not be commensurate with the change in the Company's borrowing costs. The


      13                                                  FORM 10-Q

 Company's net interest margin remained flat when compared with March 31, 1995.

      Total non-AT&T revenue, assets and net income for the three months ended June 30, 1995 was $221.0 million (or 57.9% of total revenue), $5,714.6 million (or 65.4% of total assets) and $3.3 million (or 12.0% of total net income),respectively. This compares with total non-AT&T revenue, assets and net loss of $187.4 million (or 56.4% of total revenue), $3,935.8 million (or 56.6% of total assets), and $3.0 million, respectively, for the three months ended June 30, 1994. Although profitability of the Company's non-AT&T businesses has improved, the non-AT&T net income in 1995 and net loss in 1994 were impacted by start-ups in non-AT&T businesses, particularly as the Company expands internationally.

      Revenue from equipment sales of $9.0 million decreased $21.3 million, or 70.2%, for the three months ended June 30, 1995, compared with the quarter ended June 30, 1994. Cost of equipment sales of $8.2 million decreased $20.5 million, or 71.3%, for the three months ended June 30, 1995, compared with the same period of 1994. Equipment sales margin was $.8 million, or 8.9% of equipment sales revenue for the second quarter of 1995. Equipment sales margin for the second quarter of 1994 was $1.6 million, or 5.4%, of equipment sales revenue. In 1995, the opportunities for this type of activity internationally as well as in the United States continued to decrease due to increased competitive pressures in the computer mainframe market as more companies move to client/server technology.

      Other revenue of $52.0 million grew $11.7 million, or 28.9%, in the three months ended June 30, 1995, compared with the three months ended June 30, 1994. The increase is primarily due to higher remarketing gains on end-of-lease equipment of $5.8 million, increased revenue of $2.6 million related to higher levels of SBA loans sold in the secondary market with servicing retained and increased fee income of $1.9 million.

      Growth in the Company's portfolio assets, including the acquisition of CFH Leasing International, caused the average borrowings outstanding to increase by 29.2%, or $1.4 billion, to $6.1 billion. The Company's interest expense increased $35.2 million, or 53.5%, to $100.8 million for the three months ended June 30, 1995, compared with the same period in 1994. The increase in average borrowings caused interest expense to increase by approximately $19.2 million, of which approximately $7.8 million is related to additional borrowings brought about by an increase in average debt to equity. Higher average interest rates for the three months ended June 30, 1995, compared with the three months ended June 30, 1994, caused interest expense to increase by $16.0 million. The Company's average interest rate on borrowings was 6.66% for the three months ended June 30, 1995, compared with 5.60% for the three months ended June 30, 1994. The Company's increased cost of borrowing is reflective of the Federal Reserve Board's interest rate increases during 1994 and 1995. The impact of these rate increases is beginning to be more evident as the Company replaces maturing debt with today's higher rate debt. As interest rates change, product pricing is generally adjusted to reflect the Company's higher or lower cost of borrowing. See previous discussion on net interest margin.

       14                                                  FORM 10-Q

 Operating and administrative costs of $121.5 million for the three months ended June 30, 1995, increased $19.2 million, 18.7%, compared with the three months ended June 30, 1994. International expansion, including the acquisition of CFH Leasing International and the Company's start-up businesses in Australia and Mexico, contributed $5.3 million to the increase. Also contributing to the increase were higher costs associated with managing a higher level of portfolio assets.

      The Company's effective tax rate was 40.4% and 44.9% for the second quarter of 1995 and 1994, respectively. The decrease is due primarily to lower levels of non-tax deductible goodwill in 1995.


 CREDIT QUALITY

      The active management of credit losses is an important element of the Company's business. The Company seeks to minimize its credit risk through diversification of its portfolio assets by customer, industry segment, geographic location and maturity. The Company's financing activities have been spread across a wide range of equipment segments (e.g., telecommunications, general, data center, other data processing, and transportation) and a large number of customers located throughout the United States and, to a lesser extent, abroad.

                                       At                   At
                                     June 30,           December 31,
                                  1995     1994            1994

 Allowance for credit losses   $202,661 $179,878        $176,428
 Nonaccrual assets             $107,487 $131,267        $120,494
 Net charge-offs/Portfolio
        assets                     .60%     .87%            .73%
 Allowance credit losses/
        Portfolio assets          2.38%    2.65%           2.30%
 Nonaccrual assets/Portfolio
        assets                    1.26%    1.93%           1.57%
 Delinquency (two months or
        greater)                  1.16%    1.83%           1.49%

      Portfolio credit performance indicators continued to be favorable in 1995 reflecting the strength of the economy. Delinquency and charge-off levels during 1995 were lower than that of 1994. The lower level of nonaccrual assets, charge-offs and delinquency for the first six months as well as the second quarter of 1995, were reflected in the decrease in the Company's provision for credit losses of $9.6 million, or 19.5%, and $4.6 million, or 19.8% compared with the first six months and second quarter of 1994, respectively.

      The Company maintains an allowance for credit losses at an amount based on a review of historical loss experience, a detailed analysis of delinquencies and problem portfolio assets, and an assessment of probable





      15                                                  FORM 10-Q

 losses in the portfolio as a whole given its diversification. Management also takes into consideration the potential impact of existing and anticipated economic conditions.

 FINANCIAL CONDITION

      Portfolio assets were $8.3 billion, an increase of $828.3 million, or 11.1%, at June 30, 1995 compared with December 31, 1994. As a result of the acquisition of CFH Leasing International, the Company's international assets (excluding cross border transactions) at June 30, 1995 grew to 17.7% of total assets, up from 10.9% at December 31, 1994.

      The net investment in finance receivables increased by $175.9 million, or 12.1% to $1.6 billion at June 30, 1995 compared with December 31, 1994 primarily due to the acquisition of CFH Leasing International and to increased loans in the Company's manufacturing equipment portfolio and small business lending portfolio.

      The net investment in capital leases increased by $608.1 million, or 11.9%, at June 30, 1995 to $5.7 billion compared with December 31, 1994. This increase was primarily due to the acquisition of CFH Leasing International, and to growth in the Company's small-ticket equipment portfolio.

      The net investment in operating leases of $946.9 million at June 30, 1995 increased by $44.3 million, or 4.9%, compared with December 31, 1994. The increase is primarily due to growth in the Company's automobile lease portfolio.

       At June 30, 1995, the total portfolio assets managed by the Company on behalf of others was $2.5 billion compared with $2.7 billion at December 31, 1994. The decrease in portfolio assets managed is attributable to lower securitized assets managed due to normal run-off of the receivable stream. Of the total assets managed by the Company on behalf of others, 60.1% at June 30, 1995 and 55.9% at December 31, 1994, were assets managed on behalf of AT&T and its affiliates.

 LIQUIDITY AND CAPITAL RESOURCES

      The Company generates a substantial portion of its funds to support the Company's operations from lease and rental receipts, but is also highly dependent upon external financing, including the issuance of commercial paper and medium-and long-term notes in public markets and, to a lesser extent, privately placed asset-backed financings (or securitizations). Standard & Poor's Corporation, Moody's Investors Service, Inc., and Duff & Phelps Credit Rating Co. have rated the Company's senior medium- and long-term debt A, A3 and A, respectively, and have rated the Company's commercial paper A-1, P-1 and D-1, respectively.

      In the first half of 1995, the Company issued commercial paper of $11.7 billion and made commercial paper repayments of $12.3 billion, and issued medium- and long-term debt of $1.3 billion and repaid medium- and long-term debt of $394.6 million. In the first half of 1994, the Company



      16                                                  FORM 10-Q

 issued commercial paper of $10.7 billion, and made commercial paper repayments of $10.9 billion and issued medium- and long-term debt of $1.0 billion and made medium- and long-term debt repayments of $436.5 million.

      During the six month periods ended June 30, 1995 and 1994, principal collections from customers of $2.1 billion and $1.8 billion, respectively, were received. These receipts were primarily used for financings and lease equipment purchases, and purchases of businesses and finance asset portfolios totalling $2.9 billion and $2.6 billion in the first half of 1995 and 1994, respectively.

      In conjunction with acquisitions, the Company assumed approximately $436 million and $107 million of debt, in the first half of 1995 and 1994, respectively. Approximately $404 million of such assumed debt was outstanding at June 30, 1995.

      The Company has paid quarterly dividends every quarter since the fourth quarter of 1993, its first full quarter of operations after its initial public offering. On May 31, 1995 the Company paid a dividend of ten cents per share to shareowners of record as of May 10, 1995. In addition, on July 17, 1995, the Company's board of directors declared a quarterly dividend of ten cents per share for the fourth consecutive quarter. The dividend will be payable on August 31, 1995 to shareowners of record as of the close of business on August 10, 1995.

      In July 1995, the Company filed with the SEC an additional $3.0 billion of debt securities (including medium-term notes) and warrants to purchase debt securities, currency warrants, index warrants and interest rate warrants. At June 30, 1995 $4.1 billion of medium-term debt was outstanding under all SEC debt registrations.

      On June 30, 1995, the Company reestablished credit facilities of $2.0 billion. These facilities, negotiated with a consortium of 35 lending institutions, support the commercial paper issued by the Company. At June 30, 1995, these facilities were unused. The Company also has available local lines of credit to meet local funding requirements in Hong Kong, Canada, the United Kingdom, Australia, and Mexico of approximately $759 million, of which approximately $445 million was unused at June 30, 1995.

      The Company has, from time to time, borrowed funds directly from AT&T, including on an interest-free basis pursuant to tax agreements. These interest-free loans amounted to $248.9 million at June 30, 1995. These sources of funds would not be available if the Company were to cease being a member of AT&T's consolidated group for federal income tax purposes.

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



      17                                                  FORM 10-Q

 lines of credit for certain foreign operations and privately placed asset-backed financings (or securitizations).

      The Company considers its current financial resources, together with the debt facilities referred to above and estimated future cash flows, to be adequate to fund the Company's future growth and operating requirements.

 ASSET AND LIABILITY MANAGEMENT

      AT&T Capital's asset and liability management ("ALM") process takes a coordinated approach to the management of interest rate and foreign currency risks. The Company's overall strategy is to match the average cash maturities of its borrowings with the average cash flows of its portfolio assets, as well as the currency denominations of its borrowings with those of its portfolio assets, in a manner intended to reduce the Company's interest rate and foreign currency exposure. The following discussion describes certain key elements of this process, including AT&T Capital's use of derivatives to manage risk.

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



       18                                                  FORM 10-Q

 The Company has and expects to enter into more foreign exchange contracts and currency swaps in 1995 primarily as a result of the January 1995 acquisition of CFH Leasing International, previously discussed.

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

      At June 30, 1995 and December 31, 1994 the total notional amount of the Company's interest rate and currency swaps was $2.7 billion and $2.9 billion, respectively. The U.S. dollar equivalent of the Company's foreign currency forward exchange contracts was $596.7 million at June 30, 1995, compared with $318.1 million at December 31, 1994. The notional amount of derivative contracts does not represent direct credit exposure. Rather, credit exposure may be defined as the market value of the derivative contract and the ability of the counterparty to perform its payment obligations under the agreement. The majority of the Company's interest rate swaps require AT&T Capital to pay a fixed rate and receive a floating rate. Therefore, this risk is reduced in a declining interest rate environment as the Company is generally in a payable position, and is increased in a rising interest rate environment as the Company is generally in a receivable position. The Company seeks to control the credit risk of its interest rate swap agreements through credit approvals, exposure limits and monitoring procedures. All swap agreements are with major money center banks and intermediaries with an investment grade rating by nationally recognized statistical rating organizations, with the majority of the Company's counterparties being rated "AA" or better.

      There were no past due amounts or reserves for credit losses at June 30, 1995 related to derivative transactions. The Company has not experienced a credit related charge-off associated with derivative transactions.

 RECENT PRONOUNCEMENTS

      The Company adopted Statements of Financial Accounting Standards ("SFAS") No. 114 ("Accounting by Creditors for Impairment of a Loan") and No. 118 ("Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures") in the first quarter of 1995. These standards require that impaired loans be measured based on the present value of expected cash flows, discounted at the loan's effective interest rate or, the loans observable market price or, the fair value of the


      19                                                  FORM 10-Q

 collateral if the loan is collateral dependent, as well as certain related disclosures. The adoption of these statements did not have a material effect on the consolidated financial statements of the Company.

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

       20                                                        FORM 10-Q


 Item 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibits:

              Exhibit Number


              10 AT&T Capital Corporation Executive Benefit Plan as Amended and Restated Effective as of June 14, 1995.

              11  Computation of Primary and Fully Diluted Earnings Per
                  Share

              12  Computation of Ratio of Earnings to Fixed Charges

              27  Financial Data Schedule

          (b) Reports on Form 8-K:  None





































       21                                                      FORM 10-Q


                                 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             AT&T CAPITAL CORPORATION




 August 8, 1995
                                             Ramon Oliu, Jr.
                                             Controller
                                             Chief Accounting Officer







































       22                                                       FORM 10-Q


                                 EXHIBIT INDEX


 EXHIBITS



 Exhibit                          Description
 Number
 ______

   10 AT&T Capital Corporation Executive Benefit Plan as Amended and Restated Effective as of June 14, 1995.

   11        Computation of Primary and Fully Diluted Earnings Per Share

   12        Computation of Ratio of Earnings to Fixed Charges

   27        Financial Data Schedule