Form 10-Q
period 1995-09-30
AT&T CAPITAL CORP /DE/
filed 1995-11-13
CIK 897708

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                  FORM 10-Q

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1995

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

    Yes  X     No
       _____     _____


    At October 31, 1995, 46,968,810 shares of the registrant's common stock, par value $.01 per share, were outstanding.
      2                                                        FORM 10-Q


                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands except per share amounts)
                                    (Unaudited)

                          For the Three Months       For the Nine Months
                           Ended September 30,       Ended September 30,

                            1995         1994         1995        1994
                          ________    ________      ________    ________
Revenue:
 Finance revenue          $ 46,793    $ 29,446      $127,825    $ 86,847
 Capital lease revenue     150,427     123,276       428,097     344,546
 Rental revenue on
  operating leases (A)     141,800     124,210       411,169     352,906
 Equipment sales            10,375      24,987        27,356      96,987
 Other revenue, net         46,486      46,449       146,204     125,311
                           _______     _______       _______   _________
 Total Revenue             395,881     348,368     1,140,651   1,006,597
                           _______     _______       _______   _________
Expenses:
 Interest                  106,086      68,942       300,891     194,703
 Operating and
  administrative           116,456     108,858       351,443     311,403
 Depreciation on
  operating leases          88,328      83,377       259,487     236,288
 Cost of equipment
  sales                      9,896      21,845        25,195      89,133
 Provision for credit
  losses                    20,681      21,975        60,359      71,275
                           _______     _______       _______    ________
 Total Expenses            341,447     304,997       997,375     902,802
                           _______     _______       _______    ________

Income before income
 taxes                      54,434      43,371       143,276     103,795

Provision for income
 taxes                      21,962      18,331        57,810      44,048

                          ________    ________      ________    ________

Net Income                $ 32,472    $ 25,040      $ 85,466    $ 59,747
                          ========    ========      ========    ========



                                 (Continued)

      3                                                      FORM 10-Q


              AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                             (Continued)
             (Dollars in Thousands except per share amounts)
                             (Unaudited)


                         For the Three Months     For the Nine Months
                          Ended September 30,     Ended September 30,
                           1995        1994        1995        1994
                         ________     ________     ________     _______
  Earnings per common
  share and common share
  equivalent (Note 2):

  Earnings Per Share     $    .69    $     .53    $   1.82     $   1.27
                         ========     ========    ========     ========

 Weighted average shares
 outstanding (thousands):  47,195       46,890      47,063       46,894
                         ========     ========    ========     ========

     (A)  Includes $26,174 and $20,225 for the three months ended
          September 30, 1995 and 1994, respectively, and $66,398 and $59,352 for the nine months ended September 30, 1995 and 1994, respectively, from AT&T Corp.("AT&T") and its affiliates.

     The accompanying notes are an integral part of these Consolidated Financial Statements.

      4                                                         FORM 10-Q


                     AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                               (Dollars in Thousands)
                                     (Unaudited)


                                       September 30,      December 31,
                                           1995              1994
                                       _____________      ____________

 ASSETS:
 Cash and cash equivalents               $         -      $    54,464
 Net investment in finance
  receivables                              1,681,314        1,452,947
 Net investment in capital
  leases                                   5,962,569        5,129,326
 Investment in operating
  leases, net of accumulated
  depreciation of $609,860 in
  1995 and $567,398 in 1994                1,034,301          902,525
 Deferred charges and other assets           350,913          482,661
                                         ___________       __________

 Total Assets                            $ 9,029,097      $ 8,021,923
                                         ===========       ==========

 LIABILITIES AND SHAREOWNERS' EQUITY:
 Liabilities:
 Short-term notes, less
  unamortized discount of
  $8,774 in 1995 and $4,619 in
  1994                                   $ 2,195,000      $ 2,176,877
 Deferred income taxes                       589,464          555,287
 Income taxes and other payables             500,984          545,270
 Payables to AT&T and affiliates             346,677          356,690
 Medium- and long-term debt                4,319,594        3,379,581
 Commitments and contingencies
                                         ____________      __________

 Total Liabilities                       $ 7,951,719      $ 7,013,705
                                         ____________      __________


                                  (Continued)

       5                                                      FORM 10-Q


                   AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                            (Dollars in Thousands)
                                  (Unaudited)


                                     September 30,           December 31,
                                         1995                    1994
                                     _____________          _____________

 Shareowners' Equity (Note 2):
 Common stock, one cent par value:
  Authorized 100,000,000 shares,
  issued and outstanding, 46,968,810
  shares in 1995 and 46,962,439 shares
  in 1994                                $       470         $       470
 Additional paid-in capital                  782,841             782,785
 Recourse loans to senior executives         (18,971)            (19,651)
 Foreign currency translation
   adjustments                                (5,130)             (2,158)
 Retained earnings                           318,168             246,772
                                          __________          __________
 Total Shareowners' Equity                 1,077,378           1,008,218
                                          __________          __________

 Total Liabilities and
  Shareowners' Equity                    $ 9,029,097         $ 8,021,923
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

       6                                                        FORM 10-Q


                     AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in Thousands)
                                      (Unaudited)


                                                     For The Nine Months
                                                     Ended September 30,

                                                    1995           1994*
                                                __________     __________

 CASH FLOW FROM OPERATING ACTIVITIES:
 Net income                                     $   85,466     $   59,747
 Noncash items included in income:
    Depreciation and amortization                  303,412        263,025
    Deferred taxes                                  30,983         48,337
    Provision for credit losses                     60,359         71,275
    Gain on Small Business Administration ("SBA")   (7,467)          (406)
    loan sales, net
 Decrease (increase) in deferred charges and
    other assets                                    80,900        (23,102)
 (Decrease) increase in income taxes and
    other payables                                 (32,583)        11,866
 Decrease in payables to AT&T and
    affiliates                                      (3,170)       (11,219)
                                                ___________    ___________

 Net Cash Provided by Operating Activities         517,900        419,523
                                                ___________    ___________

 CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of fixed assets, net                   (6,607)        (4,546)
 Purchase of businesses and finance asset
  portfolios, net of cash acquired                (307,527)      (382,550)
 Financings and lease equipment purchases       (3,819,016)    (3,468,473)
 Principal collections from customers,
  net of amounts included in income              2,871,692      2,610,255
 Cash proceeds from SBA loan sales                  92,047          6,067
 Cash proceeds from receivables securitizations     81,475         73,390
                                                ___________    ___________

 Net Cash Used for Investing Activities        $(1,087,936)   $(1,165,857)
                                                ___________    ___________

                               (Continued)

       7                                                       FORM 10-Q

                   AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Continued)
                           (Dollars in Thousands)
                                 (Unaudited)

                                                   For The Nine Months
                                                   Ended September 30,

                                                    1995          1994*
                                                ____________  ___________

 CASH FLOW FROM FINANCING ACTIVITIES:
 (Decrease) Increase in short-term notes, net   $  (224,397)  $   501,991
 Additions to medium- and long-term debt          1,604,370     1,228,531
 Repayments of medium- and long-term debt          (906,495)     (953,712)
 Increase (decrease) in payables to AT&T
    and affiliates                                   56,164        (3,439)
 Dividends paid                                     (14,070)      (12,643)
                                                  _________     _________
 Net Cash Provided by Financing
  Activities                                        515,572       760,728
                                                  _________     _________

 Net (Decrease) increase in Cash and Cash
    Equivalents                                     (54,464)       14,394

 Cash and Cash Equivalents at Beginning of Period    54,464            -
                                                  _________     _________

 Cash and Cash Equivalents at End of Period      $        0    $   14,394
                                                  =========     =========


 Non-Cash Investing and Financing Activities:

    In the first nine months of 1995 and 1994, the Company entered into capital lease obligations of $20,496 and $27,220, respectively, for equipment that was subleased.

    In the first nine months of 1995 and 1994, the Company assumed debt of $472,952 and $106,945, respectively, in conjunction with business and portfolio acquisitions.


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

       8                                                      FORM 10-Q


                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


  1.  Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared by AT&T Capital Corporation and its subsidiaries ("AT&T Capital" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. The results for interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994 and the current year's previously issued Form 10-Q's.

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

      On February 28, 1995, May 31, 1995, and August 31, 1995 the Company paid a dividend of $.10 per share to shareowners of record as of February 10, 1995, May 10, 1995, and August 10, 1995, respectively. In addition, on October 20, 1995 the Company's board of directors declared a third quarter dividend of $.11 per share. The dividend is payable November 30, 1995 to shareowners of record as of the close of business on November 10, 1995.

 3.  Acquisitions

      On January 4, 1995, the Company acquired the vendor leasing and finance companies of Banco Central Hispano and certain of its affiliates ("CFH Leasing International") located in the United Kingdom, Germany, France, Italy, and Benelux (Belgium, the Netherlands and Luxembourg). CFH Leasing International provides financial services to equipment manufacturers and vendors. With offices throughout Western Europe, it serves approximately 4,600 customers and had assets of approximately $540 million at the time of acquisition. The acquisition was accounted for by the purchase method and the total cash paid (net of cash acquired) was approximately $74 million. In addition, on June 30, 1995, the Company acquired two relatively small businesses, a United States mid-range computer asset business with approximately $180 million in assets and an Australian equipment finance company with approximately $40 million in assets. These acquisitions did not materially impact net income for the
  three or nine months ended September 30, 1995.

       9                                                         FORM 10-Q

 4.  Recent Pronouncements

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

      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. This standard is effective for fiscal years beginning after December 15, 1995 and will allow companies to chose either
 1)a fair value method of valuing stock-based compensation plans which will affect reported net income, or 2) to continue to follow the existing accounting rules for stock option accounting but disclose what the impacts would have been had the new standard been adopted. The Company will most likely choose the disclosure option of this standard which would require disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted on January 1, 1995. As a result, management does not expect the adoption of this standard to have any impact on the Company's consolidated financial statements.

       10                                                  FORM 10-Q

 5.  Recent Events

      On September 20, 1995, AT&T announced plans to separate itself into three publicly-held, stand-alone global businesses that will be focused on the following businesses: i) communication services, ii) communications systems and technology, and iii) computers (the "AT&T Plan"). The AT&T Plan also includes the disposition of its remaining 86 percent interest in the Company to the general public or another company. AT&T expects the AT&T Plan, including the sale of its interest in the Company, to be completed by the end of 1996.

      On October 3, 1995, the Company's Board of Directors (the "Board") held a special meeting to consider AT&T's announced plans to sell its remaining interest in the Company to the general public or another company. At that meeting, the Company's Board authorized management to examine possible public and private sale alternatives. The Board also created a Special Committee of the Company's four outside directors to act upon such matters as may arise in the course of considering alternative ways to maximize shareowner value and in which there may be a conflict between the interests of AT&T and those of the Company or its minority shareowners and to make recommendations thereon to the Company's Board or shareowners. Additionally, the Board engaged the investment banking firm of Goldman, Sachs & Co. and the law firm of Sullivan & Cromwell to act as advisors to the Company.

      The Operating Agreement between AT&T and the Company (pursuant to which the Company serves as AT&T's preferred provider of financing services and has certain related and other rights and privileges in connection with the financing of AT&T equipment to AT&T's customers) will remain in place with respect to AT&T. In addition, consistent with the terms of the Operating Agreement, if AT&T were to spin-off or sell in a public offering any of its significant equipment businesses (as contemplated in AT&T's aforementioned announcement), comparable operating agreements would be put in place with the spun-off or new companies. AT&T is currently assessing the impact that the AT&T Plan will have on its operations. According to AT&T, the AT&T Plan is expected to reduce strategic conflicts. While the Company is not able to evaluate if the AT&T Plan will affect AT&T's equipment sales, any resulting change in the level of equipment sales by AT&T's communications systems and technology business could have a corresponding impact on the Company's future financing volumes associated with such sales.

      The planned change in the Company's ownership could, as described below, have certain significant effects on the Company.

       11                                                  FORM 10-Q

 Tax Deconsolidation

      The Company is currently a member of AT&T's consolidated federal income tax group. If AT&T's ownership in the Company's common stock drops below 80%, the Company would cease to be a member of AT&T's consolidated federal income tax group ("Tax Deconsolidation"). In light of the announcement made by AT&T, it is likely that AT&T's ownership in the Company will decrease below 80% by the end of 1996.

      Many financings by the Company of products manufactured by AT&T or its affiliates (the "AT&T Entities") involve the purchase of such products by the Company and the contemporaneous lease of such products to third parties. While the Company is a member of AT&T's consolidated federal income tax group, the payment of taxes associated with certain transactions which qualify as true leases for tax purposes is generally deferred until the products are depreciated or sold outside the consolidated federal income tax group (the amount of such taxes so deferred is herein referred to as "Gross Profit Tax Deferral"). If AT&T and the Company are subject to a Tax Deconsolidation, purchases thereafter of such products by the Company from the AT&T Entities would generate current taxable income for the AT&T Entities resulting in a liability of the AT&T Entities to pay federal income taxes on such taxable income.

      AT&T and the Company are parties to a Gross Profit Tax Deferral Interest Free Loan Agreement which provides that AT&T will from time to time extend interest free loans to the Company equal to the amount of the Gross Profit Tax Deferral. The Company is obligated to repay interest free loans at such time as AT&T is required to make an income tax payment on the deferred income. Upon Tax Deconsolidation, the Company would no longer receive such loans, which have constituted a competitive advantage to the Company in financing AT&T products. In addition, the Company would be required to repay all such outstanding loans upon Tax Deconsolidation. The aggregate outstanding principal amount of such interest free loans was $248.9 million at September 30, 1995. The Company has sufficient cash and credit resources to repay such loans in the event of a Tax Deconsolidation. If a Tax Deconsolidation had occurred on September 30, 1995, and the Company had replaced such interest free loans with interest bearing debt, the Company's net income would thereafter be reduced annually by approximately $8.5 million. This estimate assumes that the Company (i) refinanced the interest free loans at current market interest rates (which are subject to continual change) and (ii) no part of such increased borrowing cost was passed on to customers.

       12                                                  FORM 10-Q

 License Agreement

      Pursuant to a License Agreement (the "License") with the Company, AT&T has licensed to the Company and certain of its subsidiaries certain trade names and service marks, including but not limited to the AT&T Capital Corporation, AT&T Credit Corporation, AT&T Systems Leasing and AT&T Automotive Services names. The License provides that if AT&T ceases to own more than 50% of the voting stock of the Company (as contemplated by AT&T's September 20, 1995 announcement), AT&T may require (upon one year's notice and generally at AT&T's expense) the Company (i.e., AT&T Capital Corporation) to discontinue the use of the "AT&T" name as part of its corporate name. The Company's subsidiaries may, notwithstanding such event, continue to use the other AT&T licensed names and service marks pursuant to the License (e.g., as part of such subsidiaries' corporate names and for marketing purposes), subject to extensive restrictions on the use thereof in connection with the issuance of securities and incurrence of indebtedness.

 Intercompany Agreement

      AT&T has agreed in the Intercompany Agreement to own, directly or indirectly, at least 20% of the aggregate number of shares of the Company's common stock until August 4, 1998. In its September 20, 1995 press release, AT&T indicated its intent to sell the remainder of its interest in the Company by the end of 1996, subject to obtaining a modification to the existing Intercompany Agreement. AT&T has previously advised the Company that it has no plans to modify the Intercompany Agreement without the approval of a majority of the Company's independent directors.

 Borrowing Performance

      The Company believes that because of its relationship with AT&T it has generally enjoyed borrowing cost savings of approximately 10 basis points. If the Company ceases to be a subsidiary of AT&T, there is no assurance that this cost savings would continue. Any actual impact on borrowing costs would be affected by many factors including the identity of the purchaser or purchasers of AT&T's interest and whether AT&T's interest is sold in the public market or to one or more other companies.

 Compensation and Benefit Plans

      Under the Company's Share Performance Incentive Plan, as amended ("SPIP"), approximately 120 employees are eligible to receive cash awards at the end of five, 3-year performance periods. The first such period terminates on June 30, 1996, with each of the other performance periods ending on the annual anniversary of such date through and including June 30, 2000. If AT&T reduces its voting interest in the Company, certain provisions of the SPIP trigger the possible acceleration of certain of these cash awards for any pending periods.

      Upon the consummation of a transaction that has or will have the effect of the common stock of the Company no longer being publicly traded ("Private Sale"), Maximum Payouts (as defined in the SPIP) will be paid to the participants. If it is assumed that a Private Sale occurs by year-end 1996 the Company estimates that it would incur a one-time charge to net income between $7 and $15 million.

      13                                                  FORM 10-Q


      Alternatively, if a Private Sale does not occur, but AT&T otherwise reduces its voting interest in the Company below 50%, a "Disaffiliation Event" (which is defined generally as a decrease in AT&T's voting interest in the Company below 50% coupled with the withdrawal by AT&T of the Company's rights under the License to use the "AT&T" name for certain corporate purposes) could occur. If a Disaffiliation Event were to occur, the awards under the SPIP (which are generally based on the performance of the Company's stock price and dividend yield relative to the interest rate on 3-year treasury notes and the total return on the stock of a specified peer group of financial services companies) for the performance periods in process would be accelerated and payable immediately to participants. While the Company does not know with certainty if and when a Disaffiliation Event will occur and what the relative performance of the Company's stock as measured against the peer group would be as of the date of such Disaffiliation Event, if it is assumed that a Disaffiliation Event occurs by year-end 1996 and that only the then pending performance periods are accelerated as provided in the SPIP, the Company estimates that it would incur a possible one-time charge to net income between $0 and $15 million.

       14                                                  FORM 10-Q



              AT&T CAPITAL CORPORATION AND SUBSIDIARIES


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 OVERVIEW

      In January 1995, AT&T Capital Corporation ("AT&T Capital" or the "Company") acquired CFH Leasing International located in the United Kingdom, Germany, France, Italy and Benelux. CFH Leasing International provides financial services to equipment manufacturers and vendors. With offices throughout Western Europe, it serves approximately 4,600 customers and had approximately $540 million in assets at the time of acquisition. The Company also acquired two relatively small businesses on June 30, 1995, a United States mid-range computer asset business with approximately $180 million in assets and an Australian equipment finance company with approximately $40 million in assets. These acquisitions did not materially impact net income for the three or nine months ended September 30, 1995.

 On September 20, 1995, AT&T Corp. ("AT&T") announced its plans to sell its remaining ownership interest in the Company. For a more detailed discussion of such plans, see the Recent Events section below.

 RESULTS OF OPERATIONS

 Three months ended September 30, 1995

 Net income for the quarter ended September 30, 1995, was $32.5 million, an increase of $7.4 million, or 29.7% compared with the third quarter of 1994. Earnings per share for the third quarter of 1995 were $.69, a 30.2% increase over the $.53 reported for the same period in 1994. The respective increases in net income and earnings per share resulted principally from increased portfolio revenue supported by an increase in average portfolio assets and a lower provision for credit losses, partially offset by higher interest expense and operating and administrative costs.

      Finance revenue of $46.8 million increased $17.3 million, or 58.9%, for the third quarter of 1995 compared with the same period of 1994, reflecting a 38.5% increase in the average net finance receivable portfolio as well as higher average yields for the third quarter of 1995 compared with the same period in 1994.

       15                                                  FORM 10-Q


      Capital lease revenue of $150.4 million increased $27.2 million, or 22.0%, for the three months ended September 30, 1995, compared with the same period in 1994. This reflects a 23.7% increase in the average net capital lease portfolio during the third quarter of 1995 compared with the third quarter of 1994. This increase was slightly offset by a decline in the average yields in certain small-ticket equipment leasing portfolios.

      Rental revenue on operating leases of $141.8 million for the third quarter of 1995 increased $17.6 million, or 14.2%, compared with the same period in 1994. Depreciation expense on operating leases of $88.3 million increased $5.0 million, or 5.9%, for the comparable periods. Rental revenue less associated depreciation ("operating lease margin") for the third quarter of 1995 was $53.5 million, or 37.7% of rental revenue, compared with $40.8 million, or 32.9% of rental revenue for the third quarter of 1994. The increased operating lease margin in 1995 relates primarily to a higher level of renewed leases in the Company's small-ticket telecommunications equipment portfolio, higher margins in the short-term leases in the automobile portfolio and testing and diagnostic equipment portfolio, as well as reduced levels of lower yielding mainframe business.

      Net interest margin (finance revenue, capital lease revenue and rental revenue, less depreciation on operating leases and interest expense) of $144.6 million was 6.78% of average net portfolio assets for the third quarter of 1995. This compares with the net interest margin of $124.6 million, which was 7.36% of average net portfolio assets for the third quarter of 1994. The quarter over quarter decrease in net interest margin is due largely to an increase in the Company's borrowing costs, , and an increase in the company's debt to equity ratio (debt to equity was
 6.07 times and 5.27 times at September 30, 1995 and 1994, respectively) as well as a change in portfolio mix. As interest rates change, product pricing is generally adjusted to reflect the Company's higher or lower cost of borrowing. However, the pricing in connection with some small-ticket portfolios tends to lag and may not be commensurate with the change in the Company's borrowing costs.  The effects of which are reflected in the overall margin of the portfolio. As a result, the Company had experienced some margin compression in certain small-ticket equipment leasing portfolios due to the frequency and steepness of the Federal
 Reserve Board's rate increases in 1994 and early 1995, the effects of which are reflected in the overall margin of the portfolio.
       16                                                  FORM 10-Q

      The following table shows (in millions of dollars) the non-AT&T assets, revenue and net income and the respective percentages to total assets, revenue and net income. The non-AT&T assets, revenue and net income excludes the leasing of AT&T equipment to customers of AT&T and leasing to AT&T, its affiliates and its employees.

                                     Three Months Ended
                                        September 30,
                                 1995                     1994
                             $         %              $          %
         Assets            5,877.2   65.1           4,401.1    59.8
         Revenue             237.1   59.9             193.8    55.6
         Net Income           10.5   32.2                .9     3.6

      The non-AT&T net income in 1995 and 1994 was unfavorably impacted by start-ups and acquisitions in non-AT&T businesses, particularly due to the Company's international expansion. In spite of this, the profitability of the non-AT&T businesses has improved significantly.

      Revenue from equipment sales of $10.4 million decreased $14.6 million, or 58.5%, for the three months ended September 30, 1995, compared with the same period in 1994. Cost of equipment sales of $9.9 million decreased $11.9 million, or 54.7%, for the comparable periods. Equipment sales revenue less associated cost of equipment sold ("equipment sales margin") was $.5 million, or 4.6% of equipment sales revenue for the third quarter of 1995. Equipment sales margin for the third quarter of 1994 was $3.1 million, or 12.6%, of equipment sales revenue. The decreased margin quarter over quarter resulted from a third quarter 1994 transaction which carried an unusually high margin. In 1995, the opportunities for equipment sales have continued to decrease due to increased competitive pressures in the computer mainframe market as additional technological alternatives have become available.

      Other revenue of $46.5 million was relatively flat for the quarter ended September 30, 1995 when compared to $46.4 million for the same period in 1994.

      Growth in the Company's portfolio assets, including the previously mentioned acquisitions, caused the average borrowings outstanding to increase by 31.5%, or $1.5 billion, to $6.4 billion. The Company's interest expense increased $37.1 million, or 53.9%, to $106.1 million for the quarter ended September 30, 1995, compared with the same period in 1994. The increase in average borrowings caused interest expense to increase by approximately $21.7 million, of which approximately $7.0 million is related to additional borrowings brought about by an increase in average debt to equity. Debt to equity increased to 6.07 times at September 30, 1995 compared with 5.27 times at September 30, 1994 as the Company continues to deploy the initial public offering proceeds and reach its target debt to equity ratio of 6.25 times. Higher average interest rates for the three months ended September 30, 1995, compared with the same period in 1994, caused interest expense to increase by $15.4 million. The Company's average interest rate on borrowings was 6.66% for the three months ended September 30, 1995, compared with 5.69% for the quarter ended September 30, 1994. The Company's increased cost of borrowing is reflective of the Federal Reserve Board's interest rate increases during 1994 and early 1995. The impact of these rate increases has become more evident as the Company replaces maturing debt with today's relatively

      17                                                  FORM 10-Q

 higher rate debt. As interest rates change, product pricing is generally adjusted to reflect the Company's higher or lower cost of borrowing. See previous discussion on net interest margin.

      Operating and administrative costs of $116.5 million for the three months ended September 30, 1995, increased $7.6 million, or 7.0%, compared with the same period in 1994. International expansion, including the acquisition of CFH Leasing International and the Company's start-up businesses in Australia and Mexico, and the domestic mid-range computer acquisition, contributed $5.6 million or 73.9% of the total increase.

      The Company's effective tax rate was 40.3% and 42.3% for the third quarter of 1995 and 1994, respectively. The decrease is due primarily to additional state tax provisions in 1994 and lower levels of non-tax deductible goodwill in 1995.

 Nine months ended September 30, 1995

     Net income for the nine months ended September 30, 1995, was $85.5 million, an increase of $25.7 million, or 43.0% compared with the first nine months of 1994. Earnings per share for the first nine months of 1995 were $1.82, a 43.3% increase over the $1.27 reported for the same period in 1994. The growth in net income and earnings per share for the nine months ended September 30, 1995, compared with the same period of 1994 was due primarily to increased portfolio revenue supported by growth in average portfolio assets, strong secondary market activity and a lower provision for credit losses. Higher interest expense and operating and administrative costs partially offset the positive variances.

      Finance revenue of $127.8 million increased $41.0 million, or 47.2%, in the first nine months of 1995 compared with the same period of 1994, reflecting a 33.1% increase in the average net finance receivable portfolio as well as higher average yields for the first nine months of 1995 compared with the same period in 1994.

      Capital lease revenue of $428.1 million increased $83.6 million, or 24.2%, in the nine months ended September 30, 1995, compared with the same period in 1994. This is reflective of a 24.3% increase in the average net capital lease portfolio during the first nine months of 1995 compared with the same period of 1994.

      Year-to-date September 30, 1995 rental revenue on operating leases of $411.2 million increased $58.3 million, or 16.5%, compared with the same period of 1994. Depreciation expense on operating leases of $259.5 million increased $23.2 million, or 9.8%, for the comparable periods. Operating lease margin for the first nine months of 1995 was $151.7 million, or 36.9% of rental revenue, compared with $116.6 million, or 33.0% for the comparable period of 1994. The increased operating lease margin in 1995 relates primarily to a higher level of renewed leases in the Company's small-ticket telecommunications equipment portfolio, higher margins in the short-term leases in the automobile portfolio and testing and diagnostic equipment portfolio as well as reduced levels of lower yielding mainframe business.

       18                                                  FORM 10-Q

      Net interest margin of $406.7 million was 6.65% of average net portfolio assets for the first nine months of 1995. This compares with net interest margin of $353.3 million, or 7.22% of average net portfolio assets for the first nine months of 1994. The decrease in net interest margin for the first nine months of 1995 was due primarily to an increase in the Company's borrowing costs, nine months ended September 30, 1995 versus the comparable period in 1994, and an increase in the Company's average debt to equity ratio as well as a change in portfolio mix. As interest rates change, product pricing is generally adjusted to reflect the Company's higher or lower cost of borrowing. However, the pricing in connection with some small-ticket portfolios tends to lag and may not be commensurate with the change in the Company's borrowing costs. As a result, the Company has experienced some margin compression in certain small-ticket equipment leasing portfolios due to the frequency and steepness of the Federal Reserve Board's rate increases in 1994 and early 1995. The Company's net interest margin has increased slightly when compared with six months ended June 30, 1995 margin of 6.59%.

      The following table shows (in millions of dollars) the non-AT&T assets, revenue and net income (loss) and the respective percentages to total assets, revenue and net income.

                                       Nine Months Ended
                                         September 30,

                                 1995                     1994
                               $        %             $            %
      Assets                5,877.2   65.1          4,401.1      59.8
      Revenue                 659.2   57.8            564.7      56.1
      Net Income               13.4   15.7             (8.4)    (14.1)

 The non-AT&T net income in 1995 and net loss in 1994 was unfavorably impacted by start-ups and acquisitions in non-AT&T businesses, particularly due to the Company's international expansion. In spite of this, the profitability of non-AT&T businesses has improved significantly.

      Revenue from equipment sales of $27.4 million decreased $69.6 million, or 71.8%, for the nine months ended September 30, 1995, compared with the same period in 1994, while cost of equipment sales of $25.2 million decreased $63.9 million, or 71.7%, for the comparable prior year period. Equipment sales margin was $2.2 million, or 7.9% of equipment sales revenue for the first nine months of 1995. Equipment sales margin for the first nine months of 1994 was $7.9 million, or 8.1%, of equipment sales revenue. As previously discussed, the opportunities for this type of activity have continued to decrease due to increased competitive pressures in the computer mainframe market as additional technological alternatives have become available.

      Other revenue of $146.2 million grew $20.9 million, or 16.7%, in the nine months ended September 30, 1995, compared with the nine months ended September 30, 1994. The increase is primarily due to increased revenue of $7.9 million largely related to higher levels of SBA loans sold in the secondary market, higher remarketing gains on the sale of leased and off-lease equipment of $7.2 million, and increased fee income of $2.0 million.

      19                                                  FORM 10-Q

      The Company's mainframe portfolio and related residual amounts continue to trend downward in 1995. The Company regularly monitors its estimates of residual values for all leased equipment, including mainframe computers, and believes that its residual values are conservatively stated.

      Growth in the Company's portfolio assets, including the previously mentioned acquisitions caused the average borrowings outstanding to increase by 30.4%, or $1.4 billion, to $6.1 billion. The Company's interest expense increased $106.2 million, or 54.5%, to $300.9 million for the nine months ended September 30, 1995, compared with the same period in 1994. The increase in average borrowings caused interest expense to increase by approximately $59.2 million, of which approximately $5.5 million is related to additional borrowings brought about by an increase in the Company's average debt to equity. Higher average interest rates for the nine months ended September 30, 1995, compared with the same period in 1994, caused interest expense to increase by $47.0 million. The Company's average interest rate on borrowings was 6.59% for the nine months ended September 30, 1995, compared with 5.56% for the nine months ended September 30, 1994. The Company's increased year over year cost of borrowing is reflective of the Federal Reserve Board's interest rate increases during 1994 and early 1995. The impact of these rate increases is more evident as the Company replaces maturing debt with today's relatively higher rate debt. As interest rates change, product pricing is generally adjusted to reflect the Company's higher or lower cost of borrowing. See previous discussion on net interest margin.

      Operating and administrative costs of $351.4 million for the nine months ended September 30, 1995, increased $40.0 million, or 12.9%, compared with the same period in 1994. International expansion, including the acquisition of CFH Leasing International and the Company's start-up businesses in Australia and Mexico and the domestic mid-range computer acquisition, contributed $14.3 million to the increase. Also contributing to the increase were higher costs associated with managing a higher level of portfolio assets. For the first nine months of 1995, annualized operating and administrative costs to total assets as of September 30, 1995 was 5.19% compared with 5.65% for the first nine months of 1994. For the year ended December 31, 1994, operating and administrative costs to total year-end assets was 5.33%.

      The Company's effective tax rate was 40.3% and 42.4% for the first nine months of 1995 and 1994, respectively. The decrease is primarily due to lower levels of non-tax deductible goodwill in 1995.

 CREDIT QUALITY

      The active management of credit losses is an important element of the Company's business. The Company seeks to minimize its credit risk through diversification of its portfolio assets by customer, industry segment, geographic location and maturity. The Company's financing activities have been spread across a wide range of equipment segments (e.g., telecommunications, general equipment, data center and other data processing, transportation and real estate) and a large number of customers located throughout the United States and, to a lesser extent, abroad.
       20                                                  FORM 10-Q

      Portfolio credit performance indicators have continued to be favorable in 1995. Delinquency and charge-off levels during 1995 were lower than that of 1994. The lower levels of charge-offs and delinquency were reflected in the decrease in the Company's provision for credit losses of $10.9 million, or 15.3% compared with the first nine months of 1994, and $1.3 million, or 5.9% compared with the third quarter of 1994.

                                      At                   At
                                  September 30,        December 31,
                                  1995     1994            1994

 Allowance for credit losses   $214,711 $194,454        $176,428
 Nonaccrual assets             $101,895 $129,546        $120,494
 Net charge-offs*/Portfolio
        assets                     .57%     .79%            .73%
 Allowance credit losses/
        Portfolio assets          2.41%    2.69%           2.30%
 Nonaccrual assets/Portfolio
        assets                    1.15%    1.79%           1.57%
 Delinquency (two months or
        greater)                  1.31%    1.75%           1.49%

 (*) Net charge-offs are based upon the twelve months ended September 30, 1995 and 1994.

      The Company maintains its allowance for credit losses based on a review of historical loss experience, a detailed analysis of delinquencies and problem portfolio assets, and an assessment of probable losses in the portfolio as a whole given its diversification. Management also takes into consideration the potential impact of existing and anticipated economic conditions.

 FINANCIAL CONDITION

      Net portfolio assets were $8.7 billion, an increase of $1.2 billion, or 15.9%, at September 30, 1995 compared with December 31, 1994. As a result of the previously mentioned acquisitions, the Company's international assets (excluding cross border transactions) at September 30, 1995 grew to 17.7% of total assets, up from 10.9% at December 31, 1994 and unchanged from the June 30, 1995 level.

      The net investment in finance receivables increased by $228.4 million, or 15.7% to $1.7 billion at September 30, 1995 compared with December 31, 1994 primarily due to the acquisition of CFH Leasing International, increased loans related to transportation equipment and growth in the SBA lending portfolio.

      The net investment in capital leases of $6.0 billion increased by $833.2 million, or 16.2%, at September 30, 1995 compared with December 31, 1994. This increase was primarily due to the acquisition of CFH Leasing International and growth in the Company's small-ticket equipment portfolio.

      The net investment in operating leases of $1.0 billion at September 30, 1995 increased by $131.8 million, or 14.6%, compared with December 31,
  1994. The increase is primarily due to growth in the automobile

       21                                                  FORM 10-Q


 lease portfolio, small-ticket equipment portfolio, transportation equipment business, and international businesses including the acquisition of CFH Leasing International.

      At September 30, 1995, the total portfolio assets managed by the Company on behalf of others was $2.3 billion compared with $2.7 billion at December 31, 1994. The decrease in portfolio assets managed is primarily attributable to lower securitized assets managed due to normal run-off of the receivable stream. Of the total assets managed by the Company on behalf of others, 64.5% at September 30, 1995 and 55.9% at December 31, 1994, were assets managed on behalf of AT&T and its affiliates.

 LIQUIDITY AND CAPITAL RESOURCES

      The Company generates a substantial portion of its funds to support the Company's operations from lease and rental receipts, but is also highly dependent upon external financing, including the issuance of commercial paper and medium-and long-term notes in public markets and, to a lesser extent, privately placed asset-backed financings (or securitizations). Standard & Poor's, Moody's Investors Service, and Duff & Phelps Credit Rating Co. have rated the Company's senior medium- and long-term debt A, A3 and A, respectively, and have rated the Company's commercial paper A-1, P-1 and D-1, respectively. In connection with the previously mentioned September 20, 1995 announcement by AT&T, the Company's senior medium- and long-term debt and commercial paper ratings were placed on Credit Watch by Standard & Poor's and under Review by Moody's Investors Service. Duff & Phelps Credit Rating Co. affirmed the Company's senior medium- and long-term debt and commercial paper ratings.

      In the first nine months of 1995, the Company issued commercial paper of $18.8 billion and made commercial paper repayments of $19.0 billion, and issued medium- and long-term debt of $1.6 billion and repaid medium- and long-term debt of $906.5 million. In the first nine months of 1994, the Company issued commercial paper of $21.8 billion, and made commercial paper repayments of $21.2 billion and issued medium- and long-term debt of $1.2 billion and made medium- and long-term debt repayments of $1.0 billion.

      During the nine month periods ended September 30, 1995 and 1994, principal collections from customers of $2.9 billion and $2.6 billion, respectively, were received. These receipts were primarily used for financings and lease equipment purchases, and purchases of businesses and finance asset portfolios totaling $4.1 billion and $3.9 billion in the first nine months of 1995 and 1994, respectively.

      In conjunction with business acquisitions, the Company assumed approximately $436 million and $107 million of debt, in the first nine months of 1995 and 1994, respectively. Approximately $397 million of such assumed debt was outstanding at September 30, 1995.

      The Company has paid quarterly dividends every quarter since the fourth quarter of 1993, its first full quarter of operations after its initial public offering.  On August 31, 1995 the Company paid a dividend of ten cents per share to shareowners of record as of August 10, 1995. In addition, on October 20, 1995, the Company's board of directors declared a
       22                                                  FORM 10-Q


 third quarter dividend of $.11 per share, up 10% from the $.10 per share paid in the prior quarter. The dividend will be payable on November 30, 1995 to shareowners of record as of the close of business on November 10, 1995. This is the Company's second dividend increase since its initial public offering in 1993.

      In September 1995, the Company registered with the Securities and Exchange Commission ("SEC") an additional $3.0 billion of debt securities (including medium-term notes) and warrants to purchase debt securities, currency warrants, index warrants and interest rate warrants. Borrowing under this shelf registration commenced in October 1995. At September 30, 1995 $4.0 billion of medium-term debt was outstanding under all other SEC debt registrations.

      On June 30, 1995, the Company reestablished credit facilities of $2.0 billion. These facilities, negotiated with a consortium of 35 lending institutions, support the commercial paper issued by the Company. At September 30, 1995 these facilities were unused. The Company also has available local lines of credit to meet local funding requirements in Hong Kong, Canada, Europe, Australia, and Mexico of approximately $946 million, of which approximately $528 million was unused at September 30, 1995.

      The Company has, from time to time, on an interest-free basis, borrowed funds directly from AT&T pursuant to tax agreements. These interest-free loans amounted to $248.9 million at September 30, 1995. As discussed in more detail in the Recent Events section below, these sources of funds would not be available and outstanding loans would need to be repaid if the Company were to cease being a member of AT&T's consolidated group for federal income tax purposes.

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

 ASSET AND LIABILITY MANAGEMENT

      AT&T Capital's asset and liability management process takes a coordinated approach to the management of interest rate and foreign currency risks. The Company's overall strategy is to match the average cash maturities of its borrowings with the average cash flows of its portfolio assets, as well as the currency denominations of its borrowings with those of its portfolio assets, in a manner intended to reduce the Company's interest rate and foreign currency exposure. The following discussion describes certain key elements of this process, including AT&T

       23                                                  FORM 10-Q


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

      The Company has and expects to enter into more foreign exchange contracts and currency swaps through the end of 1995, primarily as a result of the previously discussed January 1995 acquisition of CFH Leasing International.

 Using Derivatives to Manage Interest Rate and Currency Risk

      AT&T Capital uses derivatives to match fund its portfolio and thereby manage interest rate and currency risk. Derivatives can be customized in terms of duration and interest rate basis (i.e., fixed or floating). Derivatives used by the Company are operationally efficient to arrange and maintain. Whether AT&T Capital issues medium-term notes, on which it pays a fixed rate, or issues floating rate debt and utilizes interest rate swaps, on which it generally pays a fixed rate and receives a floating rate, the Company's interest rate risk position can be equally well managed. However, it is the continuing interplay between liquidity, capital, portfolio characteristics, and economic and market conditions

       24                                                  FORM 10-Q


 which determines the changing mix of medium-term notes, commercial paper and swaps (or other derivatives) used to manage interest rate risk.

      At September 30, 1995 and December 31, 1994 the total notional amount of the Company's interest rate and currency swaps was $2.7 billion and $2.9 billion, respectively. The U.S. dollar equivalent of the Company's foreign currency forward exchange contracts was $598.8 million at September 30, 1995, compared with $318.1 million at December 31, 1994. The notional amount of derivative contracts does not represent direct credit exposure. Rather, credit exposure may be defined as the market value of the derivative contract and the ability of the counterparty to perform its payment obligations under the agreement. The majority of the Company's interest rate swaps require AT&T Capital to pay a fixed rate and receive a floating rate. Therefore, this risk is reduced in a declining interest rate environment as the Company is generally in a payable position, and is increased in a rising interest rate environment as the Company is generally in a receivable position. The Company seeks to control the credit risk of its interest rate swap agreements through credit approvals, exposure limits and monitoring procedures. All swap agreements are with major money center banks and intermediaries with an investment grade rating by nationally recognized statistical rating organizations, with the majority of the Company's counterparties being rated "AA" or better.

      There were no past due amounts or reserves for credit losses at September 30, 1995 related to derivative transactions. The Company has never experienced a credit related charge-off associated with derivative transactions.

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

       25                                                  FORM 10-Q


      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. This standard is effective for fiscal years beginning after December 15, 1995 and will allow companies to chose either
 1) a fair value method of valuing stock-based compensation plans which will affect reported net income, or 2) to continue to follow the existing accounting rules for stock option accounting but disclose what the impacts would have been had the new standard been adopted. The Company will most likely choose the disclosure option of this standard which would require disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted on January 1, 1995. As a result, management does not expect the adoption of this standard to have any impact on the Company's consolidated financial statements.


 RECENT EVENTS

      On September 20, 1995, AT&T announced plans to separate itself into three publicly-held, stand-alone global businesses that will be focused on the following businesses: i) communication services, ii) communications systems and technology, and iii) computers (the "AT&T Plan"). The AT&T Plan also includes the disposition of its remaining 86 percent interest in the Company to the general public or another company. AT&T expects the AT&T Plan, including the sale of its interest in the Company, to be completed by the end of 1996.

      On October 3, 1995, the Company's Board of Directors (the "Board") held a special meeting to consider AT&T's announced plans to sell its remaining interest in the Company to the general public or another company. At that meeting, the Company's Board authorized management to examine possible public and private sale alternatives. The Board also created a Special Committee of the Company's four outside directors to act upon such matters as may arise in the course of considering alternative ways to maximize shareowner value and in which there may be a conflict between the interests of AT&T and those of the Company or its minority shareowners and to make recommendations thereon to the Company's Board or shareowners. Additionally, the Board engaged the investment banking firm of Goldman, Sachs & Co. and the law firm of Sullivan & Cromwell to act as advisors to the Company.

      The Operating Agreement between AT&T and the Company (pursuant to which the Company serves as AT&T's preferred provider of financing services and has certain related and other rights and privileges in connection with the financing of AT&T equipment to AT&T's customers) will remain in place with respect to AT&T. In addition, consistent with the terms of the Operating Agreement, if AT&T were to spin-off or sell in a public offering any of its significant equipment businesses (as contemplated in AT&T's aforementioned announcement), comparable operating agreements would be put in place with the spun-off or new companies.
 AT&T is currently assessing the impact that the AT&T Plan will have on its operations. According to AT&T, the AT&T Plan is expected to reduce strategic conflicts. While the Company is not able to evaluate
 PAGE>26                                                  FORM 10-Q


 if the AT&T Plan will affect AT&T's equipment sales, any resulting change in the level of equipment sales by AT&T's communications systems and technology business could have a corresponding impact on the Company's future financing volumes associated with such sales.

      The planned change in the Company's ownership could, as described below, have certain significant effects on the Company.

 Tax Deconsolidation

      The Company is currently a member of AT&T's consolidated federal income tax group. If AT&T's ownership in the Company's common stock drops below 80%, the Company would cease to be a member of AT&T's consolidated federal income tax group ("Tax Deconsolidation"). In light of the announcement made by AT&T, it is likely that AT&T's ownership in the Company will decrease below 80% by the end of 1996.

      Many financings by the Company of products manufactured by AT&T or its affiliates (the "AT&T Entities") involve the purchase of such products by the Company and the contemporaneous lease of such products to third parties. While the Company is a member of AT&T's consolidated federal income tax group, the payment of taxes associated with certain transactions which qualify as true leases for tax purposes is generally deferred until the products are depreciated or sold outside the consolidated federal income tax group (the amount of such taxes so deferred is herein referred to as "Gross Profit Tax Deferral"). If AT&T and the Company are subject to a Tax Deconsolidation, purchases thereafter of such products by the Company from the AT&T Entities would generate current taxable income for the AT&T Entities resulting in a liability of the AT&T Entities to pay federal income taxes on such taxable income.

      AT&T and the Company are parties to a Gross Profit Tax Deferral Interest Free Loan Agreement which provides that AT&T will from time to time extend interest free loans to the Company equal to the amount of the Gross Profit Tax Deferral. The Company is obligated to repay interest free loans at such time as AT&T is required to make an income tax payment on the deferred income. Upon Tax Deconsolidation, the Company would no longer receive such loans, which have constituted a competitive advantage to the Company in financing AT&T products. In addition, the Company would be required to repay all such outstanding loans upon Tax Deconsolidation. The aggregate outstanding principal amount of such interest free loans was $248.9 million at September 30, 1995. The Company has sufficient cash and credit resources to repay such loans in the event of a Tax Deconsolidation. If a Tax Deconsolidation had occurred on September 30, 1995, and the Company had replaced such interest free loans with interest bearing debt, the Company's net income would thereafter be reduced annually by approximately $8.5 million. This estimate assumes that the Company (i) refinanced the interest free loans at current market interest rates (which are subject to continual change) and (ii) no part of such increased borrowing cost was passed on to customers.


       27                                                  FORM 10-Q


 License Agreement

      Pursuant to a License Agreement (the "License") with the Company, AT&T has licensed to the Company and certain of its subsidiaries certain trade names and service marks, including but not limited to the AT&T Capital Corporation, AT&T Credit Corporation, AT&T Systems Leasing and AT&T Automotive Services names. The License provides that if AT&T ceases to own more than 50% of the voting stock of the Company (as contemplated by AT&T's September 20, 1995 announcement), AT&T may require (upon one year's notice and generally at AT&T's expense) the Company (i.e., AT&T Capital Corporation) to discontinue the use of the "AT&T" name as part of its corporate name. The Company's subsidiaries may, notwithstanding such event, continue to use the other AT&T licensed names and service marks pursuant to the License (e.g., as part of such subsidiaries' corporate names and for marketing purposes), subject to extensive restrictions on the use thereof in connection with the issuance of securities and incurrence of indebtedness.

 Intercompany Agreement

      AT&T has agreed in the Intercompany Agreement to own, directly or indirectly, at least 20% of the aggregate number of shares of the Company's common stock until August 4, 1998. In its September 20, 1995 press release, AT&T indicated its intent to sell the remainder of its interest in the Company by the end of 1996, subject to obtaining a modification to the existing Intercompany Agreement. AT&T has previously advised the Company that it has no plans to modify the Intercompany Agreement without the approval of a majority of the Company's independent directors.

 Borrowing Performance

      The Company believes that because of its relationship with AT&T it has generally enjoyed borrowing cost savings of approximately 10 basis points. If the Company ceases to be a subsidiary of AT&T, there is no assurance that this cost savings would continue. Any actual impact on borrowing costs would be affected by many factors including the identity of the purchaser or purchasers of AT&T's interest and whether AT&T's interest is sold in the public market or to one or more other companies.

 Compensation and Benefit Plans

      Under the Company's Share Performance Incentive Plan, as amended ("SPIP"), approximately 120 employees are eligible to receive cash awards at the end of five, 3-year performance periods. The first such period terminates on June 30, 1996, with each of the other performance periods ending on the annual anniversary of such date through and including June 30, 2000. If AT&T reduces its voting interest in the Company, certain provisions of the SPIP trigger the possible acceleration of certain of these cash awards for any pending periods.

       28                                                  FORM 10-Q

      Upon the consummation of a transaction that has or will have the effect of the common stock of the Company no longer being publicly traded ("Private Sale"), Maximum Payouts (as defined in the SPIP) will be paid to the participants. If it is assumed that a Private Sale occurs by year-end 1996, the Company estimates that it would incur a one-time charge to net income between $7 and $15 million.

      Alternatively, if a Private Sale does not occur, but AT&T otherwise reduces its voting interest in the Company below 50%, a "Disaffiliation Event" (which is defined generally as a decrease in AT&T's voting interest in the Company below 50% coupled with the withdrawal by AT&T of the Company's rights under the License to use the "AT&T" name for certain corporate purposes) could occur. If a Disaffiliation Event were to occur, the awards under the SPIP (which are generally based on the performance of the Company's stock price and dividend yield relative to the interest rate on 3-year treasury notes and the total return on the stock of a specified peer group of financial services companies) for the performance periods in process would be accelerated and payable immediately to participants. While the Company does not know with certainty if and when a Disaffiliation Event will occur and what the relative performance of the Company's stock as measured against the peer group would be as of the date of such Disaffiliation Event , if it is assumed that a Disaffiliation Event occurs by year-end 1996 and that only the then pending performance periods are accelerated as provided in the SPIP, the Company estimates that it would incur a possible one-time charge to net income between $0 and $15 million.

        29                                                        FORM 10-Q

               AT&T Capital Corporation and Subsidiaries
                 Part II - Other Information

 Item 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibits:

              Exhibit Number


              11  Computation of Primary and Fully Diluted Earnings Per
                  Share

              12  Computation of Ratio of Earnings to Fixed Charges

              27  Financial Data Schedule

          (b) Reports on Form 8-K:

              Report on Form 8-K dated October 11, 1995 was filed pursuant to Item 5 (Other Events).

        30                                                      FORM 10-Q


                                 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             AT&T CAPITAL CORPORATION




 November 8, 1995
                                             Ramon Oliu, Jr.
                                             Controller
                                             Chief Accounting Officer

        31                                                       FORM 10-Q


                                 EXHIBIT INDEX


 EXHIBITS



 Exhibit                          Description
 Number
 ______
   11        Computation of Primary and Fully Diluted Earnings Per Share

   12        Computation of Ratio of Earnings to Fixed Charges

   27        Financial Data Schedule