Form 10-K405
period 1995-12-31
AT&T CAPITAL CORP /DE/
filed 1996-03-07
CIK 897708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 1995
                                       OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For The Transition Period From________ to ________

                         Commission File Number 1-11237
                            AT&T CAPITAL CORPORATION

             A DELAWARE                      I.R.S. EMPLOYER IDENTIFICATION
            CORPORATION                              No. 22-3211453

               44 Whippany Road, Morristown, New Jersey 07962-1983
                          Telephone Number 201-397-3000
                               ------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                Name of exchange on
                                                     which registered

-------------------                                -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( x )

The aggregate market value of the common stock of the registrant held by non-affiliates as of February 29, 1996 was approximately $261,750,143. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates. As of February 29, 1996, there were 46,975,583 shares of the registrant's common stock $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's definitive proxy statement dated March 19, 1996 issued in connection with the 1995 annual meeting of shareholders (Part III).

                             TABLE OF CONTENTS



                                  PART I

   Item                          Description                      Page


       1.      Business                                                   1
       2.      Properties                                                18
       3.      Legal Proceedings                                         18
       4.      Submission of Matters to a Vote of Security-Holders       18


                                  PART II



       5.      Market for Registrant's Common Equity and Related
                Stockholder Matters                                      18
       6.      Selected Financial Data                                   19
       7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      24
       8.      Financial Statements and Supplementary Data               41
       9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                      85



                                  PART III



      10.      Directors and Executive Officers of the Registrant        85
      11.      Executive Compensation                                    86
      12.      Security Ownership of Certain Beneficial Owners and
                Management                                               86
      13.      Certain Relationships and Related Transactions            87



                                  PART IV



      14.      Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                              87

                                     PART I
ITEM 1.  BUSINESS

RESTRUCTURING AND INITIAL PUBLIC OFFERING

     AT&T Capital Corporation ("AT&T Capital" or the "Company") was incorporated on December 21, 1992, as AT&T Leasing, Inc., and was renamed AT&T Capital Corporation on March 31, 1993. The Company is the successor entity to certain businesses of AT&T Capital Holdings, Inc. (formerly known as AT&T Capital Corporation) ("Old Capital"), a wholly owned subsidiary of AT&T Corp. ("AT&T"), and its subsidiaries, including AT&T Credit Holdings, Inc. (formerly known as AT&T Credit Corporation) ("Old Credit"), a wholly owned subsidiary of Old Capital that commenced operations in 1985. In a restructuring that occurred on March 31, 1993 (the "Restructuring"), Old Capital and Old Credit transferred substantially all of their assets, except for certain assets consisting principally of equity interests in project finance transactions and leveraged leases of commercial aircraft ("Lease Finance Assets"), in exchange for shares of the Company's common stock and the assumption by the Company of certain related liabilities.

     In connection with the Restructuring, AT&T issued direct, full and unconditional guarantees of all existing indebtedness outstanding as of March 31, 1993 for borrowed money incurred, assumed or guaranteed by Old Capital entitled to the benefit of a Support Agreement between AT&T and Old Capital (the "Support Agreement"), including the debt of Old Capital assumed by the Company in the Restructuring. Debt issued by the Company subsequent to March 31, 1993, however, is not guaranteed or supported by AT&T (see Note 7 to the Consolidated Financial Statements).

     An initial public stock offering combined with a management stock offering totaling approximately 14% of the Company's stock ("IPO") occurred on August 4, 1993 (see Note 8 to the Consolidated Financial Statements). As a result of the IPO, approximately 86% of the outstanding common stock of the Company is owned indirectly by AT&T (through Old Capital and Old Credit.)

     In connection with the IPO, the Company entered into certain intercompany, operating, license and tax agreements with AT&T. The Intercompany Agreement includes a provision requiring minimum ownership by AT&T of 20% of the Company's common stock outstanding immediately after the IPO for a period of five years. Provisions for management by the Company of certain portfolios owned by AT&T (for a fee), allowing the Company to utilize certain AT&T corporate and administrative services (for a fee) and generally requiring the Company to continue certain equipment financing programs for AT&T are also included. The Operating Agreement, provides, among other things, that AT&T is required to promote the Company's financing and ancillary services and to provide the Company with certain preferred provider rights in connection with the financing of AT&T products and services. In addition, the Operating Agreement restricts AT&T from competing with the Company with respect to certain products of the Company.

The License Agreement defines the Company's rights to use certain AT&T service marks and trade names, and to use "AT&T" and "NCR" as part of the corporate names of the Company and certain of its subsidiaries. The initial term of the License Agreement will expire on the seventh anniversary of the date of the IPO. The License Agreement may be terminated prior to the end of its term by either party if the other party breaches or defaults on terms of the Intercompany Agreement, the Operating Agreement or the License Agreement. Additionally, AT&T can elect to terminate the License Agreement if the long-term unsecured debt of the Company is rated below investment grade by at least two nationally recognized rating agencies, or if the Company receives a qualified audit opinion from its independent accountants. Because such license is an important strategic asset of the Company, termination of the License Agreement could have an adverse effect on the Company. For a discussion of AT&T's restructuring plans and their potential impacts on these agreements, see Note 16 to the Consolidated Financial Statements.

     On September 20, 1995, AT&T announced a plan to pursue the public or private sale of its remaining 86% interest in AT&T Capital. As noted in AT&T's 1995 Annual Report on Form 10-K, AT&T has stated that it cannot predict the timing or terms of any such transaction. On such date, AT&T also announced a plan to separate (the "Separation") into three publicly-held stand-alone global businesses that will each be focused on serving certain core businesses: communication services, communications systems and technology, and transaction-intensive computing. The Separation is targeted by AT&T to be completed by the end of 1996, but remains subject to a number of conditions. For a more detailed discussion of AT&T's restructuring plans and their potential impacts on the Company, see Note 16 to the Consolidated Financial Statements.

DESCRIPTION OF THE BUSINESS

      AT&T Capital is a full-service, diversified equipment leasing and finance company that operates in the United States, Europe, Canada, the Asia/Pacific Region, Mexico and South America. The Company is one of the largest equipment leasing and finance companies in the United States based on the aggregate value of equipment leased or financed.

     The Company, through its various subsidiaries, leases and finances equipment manufactured and distributed by numerous vendors, including AT&T and its affiliates, principally Lucent Technologies Inc. ("Lucent") and NCR Corporation ("NCR"). In addition, the Company provides equipment leasing and financing and related services directly to end-user customers. The Company's customers include large global companies, small and mid-size businesses and federal, state and local governments and their agencies.

     AT&T Capital leases and finances a wide variety of equipment including telecommunications equipment (such as private branch exchanges, telephone systems and voice processing units), information technology (such as personal computers, retail point-of-sale systems, and automatic teller machines), general office, manufacturing and medical equipment ("General Equipment"), and transportation equipment (primarily vehicles), and also finances real estate (including real estate related loans in the Company's Small Business Administration ("SBA") lending and franchise finance businesses). The Company is the largest lessor of telecommunications equipment in the United States.

     At December 31, 1995, the Company's net portfolio assets (net investment in finance receivables, capital leases and operating leases), which aggregated $9.1 billion, were diversified across various types of financed equipment: telecommunications equipment 23%; information technology 23%; General Equipment 28%; and transportation equipment 19%; as well as real estate 7%.

     The Company leases and finances such equipment through a variety of financing and related products and services, including capital leases, operating leases, inventory financing and other secured working capital loans for equipment dealers and distributors, SBA lending, asset based loans and equipment management and remarketing services. In addition, the Company offers its customers certain equipment rental and administration services.

     AT&T Capital's portfolio assets are diversified among a large customer base, as well as numerous industries and geographic regions. The Company has one of the largest customer bases in the commercial equipment leasing and finance market with approximately 500,000 customers. At December 31, 1995, the Company's 99 largest customers (after AT&T and its affiliates) accounted for approximately 21% of the Company's net portfolio assets, and no single customer (with the exception of AT&T and its affiliates) accounted for more than 1% of such net portfolio assets.

     Although the Company operates principally in the United States, the Company began operations in the United Kingdom in 1991 and in Canada in 1992.

     In 1994, the Company acquired Australian Guarantee Corporation Finance (H.K.) Limited ("A.G.C. Finance"), a Hong Kong-based vehicle and equipment leasing finance company with assets at that time of approximately $150 million. Also in January 1994, the Company, through its wholly-owned Canadian subsidiary, acquired the vehicle portfolio and infrastructure assets constituting the Avis Canada Leasing Division of AvisCar, Inc. This unit provides automobile leasing to small and mid-size commercial and corporate clients in Canada and had approximately $90 million in assets at the time of acquisition. Later in 1994, the Company opened offices in Mexico and Australia.

     In January 1995, the Company acquired the vendor leasing and finance companies of Banco Central Hispano and certain of its affiliates (collectively, "CFH Leasing International") located in the United Kingdom, Germany, France, Italy, Belgium, and the Netherlands. This European network of leasing operations provides financial services to equipment manufacturers and vendors. It served approximately 4,600 customers and had approximately $540 million in assets at the time of acquisition. In June 1995, the Company also acquired an Australian equipment finance company with approximately $40 million in assets. In the third quarter of 1995, the Company entered into a joint venture with Banco Frances, a leading Argentine commercial bank, to operate an equipment leasing operation in Argentina.

     The Company, from time to time, investigates potential opportunities to make acquisitions abroad, and the Company may open additional foreign offices on a limited basis either directly or through acquisitions or joint ventures.

     A significant part of the Company's total United States assets, revenues and net income are attributable to leasing and financing of AT&T equipment provided to customers of AT&T and its affiliates (collectively, "Customers of AT&T Equipment"). AT&T and its affiliates and employees (collectively, "AT&T as End-User") are also significant customers of the Company, primarily with respect to leased information technology equipment and vehicles.

     The following table shows the respective percentages of the assets, revenues and net income (loss) related to United States and foreign operations attributable to (i) leasing and financing services provided by the Company to customers of AT&T, (ii) transactions involving AT&T as end-user and (iii) the Company's non-AT&T business, in each case at or for the years ended December 31, 1995, 1994 and 1993. The net income (loss) shown below were calculated based upon what the Company believes to be a reasonable allocation of interest, income taxes and certain corporate overhead expenses.

--------------------------------------------------------------------------------

At or for the year ended
December 31, 1995


                   Assets             Revenues           Net Income (Loss)
           -------------------- --------------------- ---------------------
           U.S.  Foreign  Total  U.S.  Foreign  Total  U.S.  Foreign  Total
            %       %       %     %       %       %     %       %       %
---------------------------------------------------------------------------
Customers
 of AT&T   29.4    0.1    29.5   32.3    0.4    32.7   67.2     0.7    67.9
AT&T as
 End-User   5.3     -      5.3    8.3     -      8.3    8.2      -      8.2
Non-AT&T
 Business  47.8   17.4    65.2   46.3   12.7    59.0   27.0    (3.1)   23.9
          -----  -----   -----  -----  -----   -----  -----    -----  -----
Total      82.5   17.5   100.0   86.9   13.1   100.0  102.4    (2.4)  100.0
---------------------------------------------------------------------------
At or for the year ended
December 31, 1994

                   Assets             Revenues           Net Income (Loss)
           -------------------- --------------------- ---------------------
           U.S.  Foreign  Total  U.S.  Foreign  Total  U.S.  Foreign  Total
            %       %       %     %       %       %     %       %       %
---------------------------------------------------------------------------
Customers
 of AT&T   34.3    0.3    34.6   33.1     0.3   33.4   83.9    (1.4)  82.5
AT&T as
 End-User   6.8     -      6.8    9.5      -     9.5    8.5      -     8.5
Non-AT&T
 Business  48.0   10.6    58.6   47.8     9.3   57.1   11.8    (2.8)   9.0
          -----   -----  -----  -----   -----  -----  -----   -----   ----
Total      89.1   10.9   100.0   90.4     9.6  100.0  104.2    (4.2) 100.0
--------------------------------------------------------------------------


At or for the year ended
December 31, 1993
                  Assets             Revenues            Net Income (Loss)
           -------------------- --------------------- ---------------------
          U.S.  Foreign  Total  U.S.  Foreign  Total  U.S.  Foreign  Total*
            %       %       %     %       %       %     %       %       %
---------------------------------------------------------------------------
Customers
 of AT&T   38.1    0.3    38.4   31.1     0.2   31.3   99.8    (1.7)  98.1
AT&T as
 End-User   9.5     -      9.5   14.9      -    14.9   20.8       -   20.8
Non-AT&T
 Business  46.1    6.0    52.1   47.8     6.0   53.8   (6.9)  (12.0) (18.9)
          -----  -----   -----  -----   -----  -----  ------  ----- ------
Total      93.7    6.3   100.0   93.8     6.2  100.0  113.7   (13.7) 100.0
---------------------------------------------------------------------------

    *The customers of AT&T, AT&T as end-user and non-AT&T business net income
     (loss) before cumulative effect of the 1993 accounting change and impact of the tax rate change was 89.0%, 20.2% and (9.2%), respectively. For a description of the 1993 accounting change and impact of the tax rate change, see Note 10 to the Consolidated Financial Statements.

     The Company intends to continue its strategy of expanding its non-AT&T businesses, while at the same time enhancing its relationship with AT&T and its affiliates. Because the growth in revenues generated by the Company's non-AT&T businesses can be expected to lag behind the incurrence of expenses necessary to expand and operate such businesses, the Company anticipates that the percentage of its total net income and revenues attributable to non-AT&T businesses may vary from year to year depending upon the stage of development of these non-AT&T businesses.

     The 1995 increases in the non-AT&T business assets and revenues (as a % of total Company) were generated almost equally from U.S. and foreign operations. The significant increase realized from U.S. non-AT&T related net income was primarily generated from the Company's large-ticket specialty and structured finance activities, SBA loan sales and growth in the automobile portfolio. Net losses from foreign non-AT&T businesses somewhat offset the strong U.S. results.

     The securitization of certain non-AT&T portfolio assets positively affected net income of the non-AT&T businesses in all years presented; however, the Company decreased the amount of securitizations each year from 1993 to 1995. Partly as a result of the reduction in securitized assets, the portion of the Company's non-AT&T net income attributable to securitization has decreased by 88.7% from 1993 to 1995 (see Note 6 to the Consolidated Financial Statements).

Marketing and Business Activities

     The Company offers a wide range of financial products and services to its customers through two principal marketing channels. The first, which the Company refers to as "Global Vendor Finance", provides leasing and financing services, together with related services, to customers of its equipment vendor clients (i.e., manufacturers, dealers and distributors) with which the Company has an ongoing marketing relationship. With the second approach, "Direct Customer Finance", the Company provides leasing and financing services, together with related services, directly to its small, mid-size and large business customers.

GLOBAL VENDOR FINANCE

     The Company's vendor finance marketing activities commenced in 1985 when the Company's predecessor (Old Credit) was organized to provide financing and related support to equipment customers of AT&T. Since then, the Company has established on-going relationships with other select manufacturers and distributors that seek to increase equipment sales, gain customer loyalty, enhance their control over the marketing life cycle of their products through the use of customized financing programs, and leave the management of credit risk to AT&T Capital. The Company offers its vendor clients one of the most extensive global financing networks in the equipment leasing and finance industry.

AT&T and Affiliates

     AT&T is the Company's original and largest vendor client. Historically, the Company has financed (for AT&T's customers) a large volume of AT&T's telecommunications and information technology equipment. Since AT&T's 1991 merger with NCR, the Company has financed an increasing percentage of NCR's information technology and related equipment.

     In the first quarter of 1996, AT&T's telecommunications manufacturing and marketing businesses were transferred to Lucent, currently a wholly-owned subsidiary of AT&T. AT&T intends to distribute to its shareholders by the end of 1996 all its interest in Lucent, which will be preceded by a public offering of less than 20% of Lucent's shares. AT&T has also announced plans to separate NCR from AT&T by the end of 1996.

     During the year ended December 31, 1995, the Company generated $1.1 billion of financing volume from AT&T and affiliate related vendor finance activities. Of such financing volume, 86% was related to the AT&T businesses that will comprise Lucent and 14% was related to the NCR business.

     To facilitate the financing of sales of AT&T (including NCR and Lucent) equipment, the Company has connected its data and telecommunications systems with those of AT&T's sales and marketing offices and maintains personnel and equipment at AT&T sales and marketing sites. The Company uses these linkages, personnel and equipment in conjunction with its competitive strengths (e.g., credit scoring capabilities) and its personnel and equipment based at its own sites to provide high volume processing capabilities that enable the Company to serve large numbers of customers in an efficient and timely basis. In addition, these linkages permit AT&T to invoice the Company electronically for certain types of telecommunications and information technology equipment and permit the Company to pay invoices electronically.

Other Vendor Clients

     In serving AT&T's vendor finance needs over the past decade, the Company has gained core competencies in vendor program development and administration, credit analysis, equipment residual management, sales support, and high volume small-ticket processing. The Company has leveraged these skills in developing similar vendor finance programs for other large manufacturers and distributors. Some of the many leading global vendors that are clients of the Company, include Hyster Company, Tandem Computer, Abbott Laboratories, Gestetner Holdings, and Canon Inc. The Company's non-AT&T global vendor activities are strategically focused on four equipment markets: (i) computer technology; (ii) medical; (iii) material handling and manufacturing; and (iv) document imaging and printing.

     The Company has enhanced its relationships with vendor clients by providing: a variety of customer financing products; sales aid services, including the training of vendor personnel and point-of-sale support; private label programs, in which the Company provides financing to the vendor's customers under the vendor's name; customer operations support and interfaces; alternate channel programs (distribution channels not involving the vendor's direct sales force); inventory financing; and support for value-added retailers or distributors (retailers or distributors that modify products and re-sell them). AT&T Capital's management believes its ability to identify creditworthy accounts represents a strategic competitive resource to vendors seeking to increase sales without increasing their personnel costs. In addition, the Company's high volume processing capabilities, relationship-based transaction skills and residual assessment, equipment management and marketing expertise provide vendors with competitive pricing and enhanced customer account control after sales close.

     During the year ended December 31, 1995, the Company generated $1.6 billion of financing volume from its non-AT&T Global Vendor Finance activities.

DIRECT CUSTOMER FINANCE

     The Company's Direct Customer Finance activities are a logical extension of its Global Vendor Finance activities. The Company's Global Vendor Finance activities have laid the foundation for what management believes is one of the largest customer bases in the commercial equipment leasing and finance market with approximately 500,000 customers. This customer base provides the Company with the opportunity to offer these customers additional financing and equipment management services.

Commercial Finance and Leasing

     The Company leverages its large customer base, sophisticated transaction structuring skills, and high volume transaction processing capabilities to provide niche financial services directly to business customers (including AT&T and its employees). AT&T Capital targets small and medium-size companies in the United States with a wide range of products including SBA loans, asset based loans, franchise financing, and other financing products (such as pre-approved credit lines). In addition, the Company serves large commercial customers by providing highly structured transactions and project financing solutions.

     For the year ended December 31, 1995, the Company generated $1.0 billion of financing volumes from its commercial financing and leasing activities.

Specialized Equipment Financing and Services

     The Company's specialized equipment knowledge and effective equipment management competencies have been integral to its success in executing its Global Vendor Finance and Direct Customer Finance strategies. Building on its equipment knowledge and management skills, the Company has identified related growth opportunities in managing and financing specialized equipment for customers.

     The Company's specialized equipment financing activities have been concentrated in vehicle and computer leasing markets. The Company's equipment management services have included procurement, tracking, deployment and remarketing of equipment. AT&T Capital has principally focused its specialized equipment management and remarketing services in the following markets: (i) vehicle and high technology equipment leasing and financing; (ii) vehicle fleet management; and (iii) high technology equipment rental and related services.

     For the year ended December 31, 1995, the Company generated $.9 billion of financing volumes from its specialized financing activities.

     The following table shows approximate financing volumes and total assets for each of the AT&T and other global vendor marketing channels and the commercial finance and leasing and specialized equipment financing services direct customer marketing channels as a percentage of total Company financing volumes for the year ended December 31, 1995 and total Company assets as of December 31, 1995.

--------------------------------------------------------------------------------
                                 Financing               Total
                                   Volume                Assets
                                 ---------               ------
Global Vendor
  AT&T & Affiliates                 24%                   29%
  Other Vendor Clients              34%                   27%

Direct Customer
  Commercial
   Finance & Leasing                22%                   23%
  Specialized Equipment
   Financing Services               20%                   21%
--------------------------------------------------------------------------------

Income Tax Considerations

     The Company is currently a member of AT&T's consolidated group for federal income tax purposes. The Company would cease to be a member of such consolidated group for federal income tax purposes (a "Tax Deconsolidation") if, among other events, AT&T's ownership interest in the outstanding common stock decreases to below 80%. Tax Deconsolidation would have certain adverse effects on the Company (see Notes 10 and 16 to the Consolidated Financial Statements).

     As long as the Company is a part of the AT&T consolidated federal income tax group, the payment of federal income taxes associated with sales of products manufactured by AT&T is deferred (the amount of such taxes so deferred being herein called "Gross Profit Tax Deferral"), generally as the products are depreciated or until sold outside the group. Pursuant to the Gross Profit Tax Deferral Interest Free Loan Agreement between the Company and AT&T, AT&T has extended and has agreed to extend interest-free loans to the Company from time to time in an amount equal to the then outstanding amount of Gross Profit Tax Deferral. Such loans, the outstanding balance of which totaled $249.8 million as of December 31, 1995, are repayable by the Company when and to the extent that any such deferred taxes are required to be paid by AT&T. Upon any Tax Deconsolidation, the Company would be required to repay such loans and would no longer receive such loans, which have constituted a competitive advantage to the Company in financing AT&T products.

     Pursuant to the Federal Tax Sharing and the State Tax Sharing Agreements between the Company and AT&T, the AT&T consolidated federal income tax liability is generally allocated among the members of the AT&T consolidated group that report taxable income. Members of the AT&T consolidated group that report tax losses are compensated currently by AT&T (through cash payments made on a periodic basis) for their losses to the extent those losses are used to reduce the AT&T consolidated federal income tax liability. Similar principles and cash payments also apply to certain state and local income tax liabilities.

     Upon any Tax Deconsolidation, the Company would no longer be entitled to receive quarterly cash payments from AT&T in compensation for the use of any tax losses. The tax losses would, instead, be available to the Company to reduce future taxable income. Thus, the Company may derive a benefit in the future from tax losses, but only to the extent the Company has taxable income in later years. In 1995, on a stand-alone basis, the Company had taxable income.

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

    AT&T announced on September 20, 1995 plans to pursue a sale of its remaining 86% interest in the Company to the general public or another company. In light of AT&T's announcement, it is possible that a Tax Deconsolidation will occur by the end of 1996.

Credit Quality

     The control of credit losses is an important element of the Company's business. The Company seeks to minimize its credit risk through diversification of its portfolio assets by customer, customer type, geographic location and maturity. The Company's financing activities have been spread across a wide range of equipment types (e.g., telecommunications, General Equipment, information technology, transportation and real estate) and a large number of customers located throughout the United States, and to a lesser extent, in foreign countries.

     The following table shows the components of the Company's allowance for credit losses related to (i) lease financing (capital leases and rentals receivable on operating leases) from United States operations, (ii) finance receivables from United States operations and (iii) lease financing and finance receivables from foreign operations; collectively "finance assets". In addition, other key credit quality indicators, by loan type, are also provided. The breakdown of the allowance for credit losses at each year-end reflects management's estimate of credit losses and may not be indicative of actual future charge-offs by loan classification.

                                  (Dollars in Thousands)
                               1995     1994*     1993*     1992*     1991*
---------------------------------------------------------------------------
Balance at beginning
  of year:
- Lease Financing-U.S.     $113,735  $ 95,196  $ 86,086  $ 74,019  $ 57,578
- Finance Receivables-U.S.   46,637    56,974    36,139    19,861    17,791
- Foreign                    16,056     7,649     1,736        87         -
---------------------------------------------------------------------------
Total                       176,428   159,819   123,961    93,967    75,369
---------------------------------------------------------------------------
Additions Charged
  to Operations:
- Lease Financing-U.S.       66,505    62,447    91,605    87,156   100,445
- Finance Receivables-U.S.   15,167    13,488    28,604    23,090     8,190
- Foreign                     4,542     4,953     3,469     1,469         -
---------------------------------------------------------------------------
Total                        86,214    80,888   123,678   111,715   108,635
---------------------------------------------------------------------------
Charge-offs:
  - Lease Financing-U.S.     48,834    47,585    61,233    76,462    76,422
  - Finance Receivables-U.S. 10,446    22,908    14,135    18,183    15,466
  - Foreign                   5,595     3,024       284       125         -
---------------------------------------------------------------------------
  Subtotal                   64,875    73,517    75,652    94,770    91,888


                               1995     1994*     1993*     1992*     1991*
---------------------------------------------------------------------------
Recoveries:
   - Lease Financing-U.S.    13,944    14,666    15,505    14,913     8,261
   - Finance Receivables-U.S. 1,403     1,561     1,118     1,365     1,672
   - Foreign                  2,758     1,745         -       125         -
---------------------------------------------------------------------------
  Subtotal                   18,105    17,972    16,623    16,403     9,933
---------------------------------------------------------------------------
Net Charge-offs:
- Lease Financing-U.S.       34,890    32,919    45,728    61,549    68,161
- Finance Receivables-U.S.    9,043    21,347    13,017    16,818    13,794
- Foreign                     2,837     1,279       284         -         -
---------------------------------------------------------------------------
Total                        46,770    55,545    59,029    78,367    81,955
---------------------------------------------------------------------------
Transfers and Other (a):
- Lease Financing-U.S.         (684)  (10,989)  (36,767)  (13,540)  (15,843)
- Finance Receivables-U.S.     (154)   (2,478)    5,248    10,006     7,674
- Foreign                     8,186     4,733     2,728       180        87
---------------------------------------------------------------------------
Total                         7,348    (8,734)  (28,791)   (3,354)   (8,082)
---------------------------------------------------------------------------
Balance at end of year:
- Lease Financing-U.S.      144,666   113,735    95,196    86,086    74,019
- Finance Receivables-U.S.   52,607    46,637    56,974    36,139    19,861
- Foreign                    25,947    16,056     7,649     1,736        87
---------------------------------------------------------------------------
Total                      $223,220 $ 176,428  $159,819  $123,961  $ 93,967
===========================================================================
Percentage of loan types to total finance assets:
- Lease Financing-U.S.         62.2%     67.9%     70.6%     73.3%     73.4%
- Finance Receivables-U.S.     20.8%     21.5%     23.1%     24.9%     26.4%
- Foreign                      17.0%     10.6%      6.3%      1.8%      0.2%

===========================================================================
Ratio of Net Charge-offs
  during the year to
  average finance assets:
  outstanding during the year:
  - Lease Financing            0.73%     0.78%     1.27%     1.94%     2.35%
  - Finance Receivables        0.58%     1.69%     1.13%     1.53%     1.34%
  - Foreign                    0.24%     0.22%     0.15%        -         -
===========================================================================

Nonaccrual assets          $118,484  $120,494  $160,574  $151,562   $85,381

===========================================================================
* Amounts have been reclassified to conform to the 1995 presentation.

(a) Primarily includes transfers out of allowance for credit losses related to receivables securitized, transfers in of reserves related to businesses acquired and reclassifications.

     The ratio of net charge-offs to average Finance Receivables increased in 1994 compared with 1993, while the allowance for credit losses decreased in 1994 compared with 1993 due to reserves established for specific assets (particularly in the media portfolio) that were subsequently charged off in 1994. As a result, in 1994 there were fewer assets that required specific reserves.

     The following table reflects the Company's portfolio credit performance indicators. Portfolio Assets include the investment in finance receivables, capital leases and operating leases.

Year Ending December 31                           1995     1994     1993
---------------------------------------------------------------------------
Allowance for credit losses                      $223.2   $176.4   $159.8
Nonaccrual assets                                $118.5   $120.5   $160.6
Net charge-offs/Portfolio assets                   0.50%    0.73%    0.95%
Allowance for credit losses/Portfolio assets       2.39%    2.30%    2.56%
Nonaccrual assets/Portfolio assets                 1.27%    1.57%    2.58%
Delinquency (two months or greater)                1.46%    1.49%    2.41%

     Accounts are placed in nonaccrual status at 90 days past due or sooner if identified as a problem account. Revenue which would have been recorded in 1995 on nonaccrual assets had these assets been earning at the original contractual rate amounted to approximately $9.3 million. Revenue actually recognized in 1995 for assets in nonaccrual status at December 31, 1995 amounted to approximately $6.0 million.

     Pursuant to agreements with the Company, AT&T has agreed to repurchase or guarantee certain finance assets that go into default. Finance assets subject to such provisions were $238.8 million, $243.0 million, and $321.0 million at December 31, 1995, 1994 and 1993, respectively. The Company believes that the Company's total allowance for credit losses is adequate based on a review of historical loss experience, a detailed analysis of delinquencies and problem portfolio assets, and an assessment of probable losses in the portfolio as a whole given its diversification.

     Lease terms that are modified in the normal course of business, for which additional consideration is received or insignificant concessions are made, are accounted for as changes in a provision for a lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases". The amount of impaired loans at December 31, 1995 is not material (see Note 4 to the Consolidated Financial Statements).

Residual Value Realization

     The establishment and realization of residual values on leases are also important elements of the Company's business. The Company's residual management capabilities include its equipment remarketing skills, its in-house equipment refurbishment facilities and its knowledge of developing technologies, products and obsolescence trends. These competencies are used in setting residual values upon the acquisition and leasing of the equipment based on the estimated value of the equipment at the end of the lease term. These estimates are determined by the Company from, among other things, studies prepared by the Company, professional appraisals, historical experience and industry data, market information on sales of used equipment, end-of-lease customer behavior and estimated obsolescence trends.

     The Company strategically manages its portfolio to ensure a broad diversification of residual risk by equipment type and lease expiration. The Company's risk management department, in conjunction with equipment experts in the Company's business units, regularly reviews residual values, and if they have declined, adjustments are made that result in an immediate charge to income for capital leases and adjustments to depreciation expense for operating leases over the shorter of the useful life of the asset or the remaining term of the lease. (On an aggregate basis, the Company historically has realized proceeds from the sale of equipment during the lease term and at lease termination in excess of the Company's recorded residual values). There can be no assurance, however, that such results will be realized in future years. The Company recognizes, in total revenue, amounts in excess of recorded residuals over the re-lease, or upon the sale or other disposition by the Company of leased equipment.

     The Company actively manages its residuals by working with lessees and vendors during the lease term to encourage lessees to extend their leases or upgrade and enhance their leased equipment, as appropriate, and by monitoring the various equipment industries, particularly the information technology industries, for obsolescence trends. The Company utilizes its equipment management (including equipment remarketing), engineering and other technical expertise to help manage its residual positions.

     The following table shows projected residual expirations, as an approximate percentage of aggregate recorded residuals as of December 31, 1995, by equipment type for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 and the years thereafter:

Equipment Type               1996   1997   1998   1999   2000+   Totals
                             ----   ----   ----   ----   -----   ------
 Telecommunications            5%     7%     7%     7%     8%       34%
 Information Technology        8%     7%     6%     2%     1%       24%
 Transportation                3%     4%     4%     2%     8%       21%
 General equipment & other     3%     4%     4%     4%     6%       21%
 Real Estate                   0%     0%     0%     0%     0%        0%
                              ---    ---    ---    ---    ---      ----
 Total                        19%    22%    21%    15%    23%      100%


Competition and Related Matters

     The equipment leasing and finance industry is highly competitive. Participants in the industry compete through price (including the ability to control costs), risk management, innovation and customer service. Principal cost factors include the cost of funds, the cost of selling to or obtaining new end-user customers and vendors, and the cost of managing portfolios (including, for example, billing, collection, credit risk management, and residual management). Adequate risk management is required to achieve satisfactory returns on investment and to provide appropriate pricing of financing products. The Company believes that innovation is necessary to compete in the industry, involving specialization in certain types of equipment, financial structuring for larger transactions, utilization of alternative channels of distribution and optimization of tax treatment between owner and user. In addition, end-users of equipment generally desire transactions to be simple, flexible and customer-responsive.

     In its leasing and financing operations and programs, the Company competes with captive or related leasing companies (such as General Electric Capital Corporation and IBM Credit Corporation), independent leasing companies (such as Comdisco, Inc.), certain banks engaged in leasing, lease brokers and investment banking firms that arrange for the financing of leased equipment, and manufacturers and vendors who lease their own products to customers. In addition, the Company competes with all banking and other financial institutions, manufacturers, vendors and others who extend or arrange credit for the acquisition of equipment, and in a sense, with end-users' available cash resources to purchase equipment that the Company may otherwise finance. Many of the competitors of the Company are large companies that have substantial capital, technological and marketing resources; some of these competitors are significantly larger than the Company and have access to debt at a lower cost than the Company.

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

     The Company's penetration rate for AT&T's sales of telecommunications equipment in the United States (i.e., the percentage of the dollar volume of such sales that the Company finances) was approximately 37% for the year ended December 31, 1995. The Company does not expect material increases in this penetration rate, and there can be no assurance that the existing rate will be maintained. The Company has a lower penetration rate (approximately 24% for the year ended December 31, 1995) with respect to sales of NCR's products (data processing and related products, including personal computers, retail point-of-sale computers, and automatic teller machines) relative to its penetration rates for telecommunications product sales; however, such penetration rate increased from 1994. Additionally, the Company has an insignificant penetration rate with respect to international sales of AT&T's network systems products (large telecommunications switches, cable products, cellular telephone equipment and microwave dishes and equipment), which sales the Company has been financing for a relatively short period of time. Because the markets for financing these products are highly competitive and substantially different from the markets for financing telecommunications equipment in the United States, there can be no assurance that the penetration rates in these product areas will increase.

     In addition to competition within the leasing and financing industry, competition experienced in AT&T and its affiliates' industries may adversely affect the Company because of the significance to the Company of its business with customers of AT&T and its affiliates. Those industries are highly competitive and subject to rapid changes in technology and customer needs. Many of AT&T and its affiliates' competitors are large companies that have substantial capital, technology and marketing resources.

     In addition, the Regional Bell Operating Companies (the "RBOCs"), which have historically been prohibited from manufacturing telecommunications equipment by the terms of the Modified Final Judgment entered into in connection with the divestiture of the RBOCs by AT&T in 1984, will be permitted to manufacture such equipment and compete with Lucent, subject to satisfying certain conditions, pursuant to telecommunications legislation recently enacted by Congress. It is possible that one or more of the RBOCs may decide to manufacture telecommunications equipment or form alliances with other manufacturers. Either of such developments could result in increased competition for Lucent, reduce the RBOCs' purchases of equipment from Lucent, and consequently, adversely impact the Company's financing volumes.

    While the Company is not able to fully predict whether Lucent's and NCR's planned separation from AT&T and the cessation of their use of the "AT&T" brand name will affect their equipment sales, any resulting change in the level of equipment sales by Lucent and NCR would likely have a corresponding impact on the Company's future financing volumes associated with such sales.

Employees

     AT&T Capital has approximately 2850 employees as of February 1, 1996, each of whom is referred to within the Company as a "member". Titles are not used internally. In general, members function using a team approach, with business generally conducted on a collaborative rather than hierarchical basis. Management believes that its members are skilled and highly motivated and that the Company's ability to achieve its objectives depends upon their efforts and competencies. None of the Company's members are represented by a union. The Company believes that its relations with its members are good.

ITEM 2.  PROPERTIES

     The Company's properties consist primarily of administrative offices, warehouses for the storage and refurbishment of equipment and a number of geographically dispersed sales offices. The Company has its headquarters in Morristown, New Jersey, with its principal domestic offices and warehouses located in Morristown and Parsippany, New Jersey; Framingham, Massachusetts; Bloomfield Hills, Michigan; Towson, Maryland; and Dallas, Texas. The Company's principal international offices are in London, England; Toronto, Canada; Hong Kong; Sydney, Australia; and Mexico City, Mexico. All these offices and warehouses are leased (some being subleased from AT&T or one of its affiliates), except for one building (of approximately 9,000 square feet) in Framingham, Massachusetts, owned by a subsidiary of the Company. This building is designed as office space and storage and is sublet to a nonaffiliated company. The Company considers its present locations suitable and adequate to carry on its current business.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently a party to any pending litigation nor is the Company aware of any threatened litigation which in the opinion of the Company's management will have a material adverse impact on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     (a)  Market Information
          The principal market on which the common stock of the Company is traded is the New York Stock Exchange.


          Quarter Ended         Quarterly Stock Prices      Dividends
                                                            declared
                                                            per share
                                   High          Low
          March 31, 1994         $27.000       $22.875       $0.09
          June 30, 1994          $24.750       $21.625       $0.09
          September 30, 1994     $24.375       $21.375       $0.09
          December 31, 1994      $24.500       $19.750       $0.10
          March 31, 1995         $27.250       $21.625       $0.10
          June 30, 1995          $27.750       $24.000       $0.10
          September 30, 1995     $38.625       $27.125       $0.10
          December 31, 1995      $40.375       $35.750       $0.11

     (b)  Holders
          As of February 29, 1996, there were 827 holders of record of the Company's common stock, including AT&T through Old Capital and Old Credit (which held 40,250,000 shares or approximately 86% of total shares outstanding).

     (c)  Dividends
          It is anticipated that the Company will continue to pay regular quarterly dividends. The declaration of dividends and their amounts will be at the discretion of the Company's Board of Directors, and there can be no assurance that additional dividends will be declared.


ITEM 6.  SELECTED FINANCIAL DATA

     The Results of Operations Data for the years ended December 31, 1995, 1994, 1993, 1992, 1991 and 1990, as well as the Balance Sheet Data and Other Data at December 31, 1995, 1994, 1993, 1992 and 1991, are derived from the Consolidated Financial Statements of the Company at such dates and for such periods, which have been audited by Coopers & Lybrand L.L.P., independent accountants. The Results of Operations Data for the years ended December 31, 1989, 1988, 1987 and 1986, as well as the Balance Sheet Data and Other Data at December 31, 1990, 1989, 1988, 1987 and 1986, are derived from unaudited consolidated financial information. In management's opinion, the Company's unaudited consolidated financial statements at or for the years ended December 31, 1990, 1989, 1988, 1987 and 1986, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation.

     The selected financial data as presented under the "Financial Highlights" caption in the Company's Annual Report should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto.

                                  For the years ended December 31,
(Dollars in thousands,    1995      1994       1993      1992       1991
except per share amounts) ----      ----       ----      ----       ----
Results of Operations Data:
Total revenue        $1,577,035 $1,384,079 $1,359,589 $1,265,526 $1,160,150
Interest expense        411,040    271,812    236,335    252,545    275,650
Operating and
 administrative
 expenses               473,663    427,187    381,515    359,689    298,833
Provision for credit
 losses                  86,214     80,888    123,678    111,715    108,635
Income before income
 taxes, extraordinary
 loss and cumulative
 effect on prior years
 of accounting change   208,239    173,614    138,040    114,875     82,559
Income before extra-
 ordinary loss, cumu-
 lative effect on prior
 years of accounting
 change and impact of
 tax rate change        127,555    100,336     83,911     73,572     54,199
Extraordinary loss            -          -          -          -          -
Cumulative effect on
 prior years of
 accounting change (1)        -          -     (2,914)         -          -
Impact of 1993 tax rate
 change (1)                   -          -    (12,401)         -          -
Net income (1)          127,555    100,336     68,596     73,572     54,199
Earnings per share (1)     2.70       2.14       1.60       1.83       1.35
Earnings per share
 before tax charges
 (1), (2)                  2.70       2.14       1.95       1.83       1.35
Dividends paid           19,231     17,338      4,216     49,632     55,512
Dividends per
 share (6)           $     0.41 $     0.37 $     0.09 $        - $        -
Return on average
 equity                    12.1%      10.5%       8.5%      11.4%      10.7%
Return on average
 assets                     1.5%       1.4%       1.1%       1.3%       1.1%
Return on average equity
 before tax charges (2)    12.1%      10.5%      10.3%      11.4%      10.7%
Return on average assets
 before tax charges (2)     1.5%       1.4%       1.4%       1.3%       1.1%
---------------------------------------------------------------------------
Balance Sheet Data, at December 31:
Total assets         $9,541,259 $8,021,923 $6,409,726 $5,895,429 $5,197,245
Total debt(3)         6,928,409  5,556,458  4,262,405  4,089,483  3,594,247
Total liabilities     8,425,134  7,013,705  5,485,283  5,158,808  4,647,979
Total shareowners'
 equity              $1,116,125 $1,008,218 $  924,443 $  736,621 $  549,266

                                  For the years ended December 31,
(Dollars in thousands,     1990      1989       1988      1987       1986
except per share amounts)  ----      ----       ----      ----       ----
Results of Operations Data:
Total revenue         $ 881,183 $  466,508 $  319,029 $  259,716 $  191,284
Interest expense        262,646    177,474    130,913     93,275     67,145
Operating and
 administrative
 expenses               193,882    118,430     90,528     76,752     55,211
Provision for credit
 losses                  75,508     32,222     19,135     39,227     28,049
Income before income
 taxes, extraordinary
 loss and cumulative
 effect on prior years
 of accounting change    70,891     59,346     47,306     40,269     38,816
Income before extra-
 ordinary loss, cumu-
 lative effect on prior
 years of accounting
 change and impact of
 tax rate change         47,755     44,416     30,756     26,147     22,659
Extraordinary loss            -          -          -          -     (1,157)
Cumulative effect on
 prior years of
 accounting change (1)        -          -          -          -          -
Impact of 1993 tax rate
 change (1)                   -          -          -          -          -
Net income (1)           47,755     44,416     30,756     26,147     21,502
Earnings per share (1)     1.19       1.10       0.76       0.65       0.53
Earnings per share
 before tax charges
 (1), (2)                  1.19       1.10       0.76       0.65       0.53
Dividends paid           34,423     17,746     28,192     24,674     15,195
Dividends
 per share (6)       $        - $        - $        - $        - $        -
Return on average
 equity                    11.0%      12.7%      11.5%      11.8%      13.0%
Return on average
 assets                     1.1%       1.4%       1.2%       1.3%       1.7%
Return on average equity
 before tax charges (2)    11.0%      12.7%      11.5%      11.8%      13.0%
Return on average assets
 before tax charges (2)     1.1%       1.4%       1.2%       1.3%       1.7%
---------------------------------------------------------------------------
Balance Sheet Data, at December 31:
Total assets         $4,722,694 $3,836,799 $2,715,592 $2,324,695 $1,552,847
Total debt(3)         3,312,421  2,742,843  1,692,556  1,640,879  1,019,970
Total liabilities     4,257,186  3,435,792  2,417,280  2,074,198  1,360,870
Total shareowners'
 equity              $  465,508 $  401,007 $  298,312 $  250,497 $  191,977


                              At or for the years ended December 31,
(Dollars in thousands,    1995     1994       1993      1992       1991
except per share amounts) ----     ----       ----      ----       ----
Other Data:
Net portfolio assets
 of the Company      $9,105,403 $7,484,798 $6,076,805 $5,600,741 $4,956,830
Allowance for credit
 losses                 223,220    176,428    159,819    123,961     93,967
Assets of others
 managed by the
 Company              2,214,502  2,659,526  2,795,663  1,374,354    649,014
Volume of equipment
 financed (4)        $4,567,000 $4,251,000 $3,467,000 $3,253,000 $2,453,000
Ratio of earnings to
 fixed charges (5)         1.50       1.62       1.57       1.44       1.29
Ratio of total debt to
 shareowners' equity       6.22       5.51       4.61       5.55       6.54
Ratio of allowance for
 credit losses to net
 charge-offs               4.77       3.18       2.71       1.58       1.15
Ratio of net charge-
 offs to portfolio
 assets                    0.50%      0.73%      0.95%      1.37%     1.62%
Ratio of allowance for
 credit losses to
 portfolio assets          2.39%      2.30%      2.56%      2.17%     1.86%

                              At or for the years ended December 31,
                          1990     1989       1988      1987       1986
                         ------   ------      ------    ------     ------
Other Data:
Net portfolio assets
 of the Company      $4,513,280 $3,228,609 $2,529,834 $2,094,593 $1,440,626
Allowance for credit
 losses                  75,369     37,868     42,733     52,695     29,015
Assets of others
 managed by the
 Company                313,981    102,003     18,529          -          -
Volume of equipment
 financed (4)        $2,300,000 $1,729,000 $1,489,000 $1,409,000 $1,101,000
Ratio of earnings to
 fixed charges (5)         1.26       1.33       1.36       1.43       1.58
Ratio of total debt to
 shareowners' equity       7.12       6.84       5.67       6.55       5.31
Ratio of allowance for
 credit losses to net
 charge-offs               1.62       1.02       1.47       3.04       3.71
Ratio of net charge-
 offs to portfolio assets  1.01%      1.13%      1.13%      0.81%     0.53%
Ratio of allowance for
 credit losses to
 portfolio assets          1.64%      1.16%      1.66%      2.45%     1.97%

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

(3) Does not include certain interest free loans from AT&T to the Company under certain tax agreements, in aggregate outstanding principle amounts of $248.9 million, $214.1 million, $188.6 million, $193.1 million, $206.6 million, $239.6 million, $232.6 million, $244.5 million, $209.0 million and $134.1 million at December 31, 1995, 1994, 1993, 1992, 1991, 1990, 1989, 1988, 1987 and 1986,
respectively.

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

(6) Prior to July 28, 1993, AT&T owned 100% of the Company's stock and therefore, dividends per share is not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On September 20, 1995, AT&T Corp. ("AT&T") announced a plan to pursue the public or private sale of its remaining 86% interest in AT&T Capital. As noted in AT&T's 1995 Annual Report on Form 10-K, AT&T has stated that it cannot predict the timing or terms of any such transaction. On such date, AT&T also announced a plan to separate (the "Separation") into three publicly-held stand-alone global businesses. The Separation is targeted by AT&T to be completed by the end of 1996, but remains subject to a number of conditions. For a more detailed discussion of AT&T's restructuring plans and their potential impacts on the Company, see Note 16 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

1995 versus 1994

     Net income for the year ended December 31, 1995, was $127.6 million, an increase of $27.2 million, or 27.1%, compared with 1994. Earnings per share were $2.70, a 26.2% increase over the $2.14 reported in 1994. The respective increases in net income and earnings per share were generated principally through increased portfolio revenues resulting from a higher level of average net portfolio assets, strong secondary market activity and a favorable credit environment. Higher interest expense and operating and administrative expenses, associated with administering a higher level of assets, partially offset the increased revenues.

     Finance revenue of $174.5 million increased $53.7 million, or 44.5%, for 1995 compared with 1994 while the average net finance receivable portfolio increased $396.2 million, or 32.0%, to $1,633.9 million for 1995. The increased level of average net finance receivables accounted for $38.7 million of the finance revenue increase. The increase in average yield to 10.68% in 1995 from 9.76% in 1994 contributed the remaining $15.0 million. The improved yield is primarily due to the increased level of higher yielding products in the Company's large-ticket specialty and structured finance portfolios and the Company's Small Business Administration ("SBA") portfolio.

     Capital lease revenue of $586.1 million increased $108.3 million, or 22.7%, for 1995, compared with 1994. This increase was due to a 22.8% increase in the average net capital lease portfolio to $5,690.1 million. The acquisition of the vendor leasing and finance companies of Banco Central Hispano and certain of its affiliates ("CFH Leasing International") was the largest contributor to the increase in the capital lease portfolio. The overall yield of 10.3% was unchanged from the prior year. Although certain of the Company's non-U.S. businesses achieved improved yields over the prior year, certain small-ticket leasing portfolios experienced decreased yields in 1995.

       Rental revenue on operating leases of $561.0 million increased $85.6 million, or 18.0%, for 1995, compared with 1994. Depreciation on operating leases of $354.5 million increased $40.9 million, or 13.1% for 1995, compared with 1994. Rental revenue less associated depreciation ("operating lease margin") was $206.5 million, or 36.8% of rental revenue for 1995, compared with $161.8 million, or 34.0%, for 1994. The increased operating lease margin in 1995 relates primarily to a higher level of renewed leases in the Company's small-ticket telecommunications equipment portfolio, higher margins in the testing and diagnostic equipment portfolio and the automobile portfolio, as well as a reduced level of lower yielding mainframe computer assets.

     Net interest margin (finance revenue, capital lease revenue and rental revenue on operating leases, less depreciation on operating leases and interest expense) of $556.1 million was 6.69% of average net portfolio assets for the year ended December 31, 1995. This compares with a net interest margin of $488.7 million, or 7.29%, of average net portfolio assets for the year ended December 31, 1994. The decrease in net interest margin was due to an increase in the Company's average cost of debt, partially offset by higher yields on the Company's net portfolio assets, and an increase in the Company's debt to equity ratio. For 1995, the average cost of debt was 6.60%, compared to 5.65% in 1994 while the total portfolio yield increased to 11.64% in 1995 from 11.34% in 1994. As interest rates change, product pricing is generally adjusted to reflect the Company's higher or lower cost of borrowing. However, the pricing in connection with some small-ticket portfolios tends to lag and may not be commensurate with the change in the Company's borrowing costs. The Company's debt to equity ratio was 6.22 in 1995 versus 5.51 in 1994.

     Revenue from sales of equipment of $48.7 million in 1995 decreased substantially from $126.6 million in 1994. Similarly, cost of equipment sales of $43.4 million in 1995 decreased from $117.0 million in 1994. The Company is experiencing lower equipment sales generally due to a shift in customer behavior away from the purchase of mainframe computers. Equipment sales revenue less associated cost of equipment sales ("equipment sales margin") was $5.4 million, or 11.0% of equipment sales revenue for the year ended December 31, 1995. Equipment sales margin for the year ended December 31, 1994, was $9.6 million, or 7.6% of equipment sales revenue. The equipment sales margin for 1995 was favorably impacted by increased trading in the higher margin mid-range computer area, a relatively new market for the Company.

     Other revenue of $206.7 million increased $23.2 million, or 12.7%, in 1995, compared with 1994. Other revenue consists mainly of sales of leased and off-lease equipment, gains on receivables securitized and SBA loan sales, portfolio servicing fees and other fee related revenue (see Note 6 to the Consolidated Financial Statements). The increase in other revenue was primarily generated from higher remarketing gains of $10.5 million from sales of leased and off-lease equipment, higher gains on the sale of SBA loans of $9.0 million and increased other fee related revenue of $5.2 million. These increases were somewhat offset by a decrease of $8.9 million in securitization gains, as well as lower portfolio servicing fees of $3.6 million due to a lower managed asset base.

     In the fourth quarter of 1995 and 1994, respectively, the Company securitized $74.8 million and $259.1 million of lease receivables resulting in gains of $5.9 million and $14.8 million. The gain on receivables securitized as a percent of the assets securitized (the "spread") was 7.8% in 1995 and 5.7% in 1994. The improvement in the securitization spread is due primarily to a lower discount rate used in the 1995 securitization as a result of a lower interest rate environment.

     Under the terms of this and previous years' securitizations, the Company is liable to the purchasers of such receivables for a limited amount of recourse granted by the Company to such purchasers. In the unlikely event that all such receivables became uncollectible, the Company's maximum exposure under limited recourse provisions granted to the purchasers of all securitized lease receivables would have been $254.8 million and $353.1 million at December 31, 1995 and 1994, respectively. In addition, the Company provides such purchasers with billing and collection and other services with respect to such securitized receivables.

     At December 31, 1995, total assets managed by the Company on behalf of others were $2.2 billion compared with $2.7 billion at December 31, 1994. The decrease in the level of assets managed is attributable to normal run-off coupled with lower securitization activity. The total assets managed on behalf of AT&T and its affiliates represented 68.0% and 55.9% of the total assets managed at December 31, 1995 and 1994, respectively.

     The following table shows the respective percentages of the assets, revenues and net income (loss) related to United States and foreign operations attributable to (i) leasing and financing services provided by the Company to customers of AT&T , (ii) transactions involving AT&T as end-user and (iii) the Company's non-AT&T business, in each case at or for the years ended December 31, 1995, 1994 and 1993. The net income (loss) shown below was calculated based upon what the Company believes to be a reasonable allocation of interest, income taxes and certain corporate overhead expenses.
--------------------------------------------------------------------------------

At or for the year ended
December 31, 1995

                   Assets             Revenues           Net Income (Loss)
           -------------------- --------------------- ---------------------
           U.S.  Foreign  Total  U.S.  Foreign  Total  U.S.  Foreign  Total
            %       %       %     %       %       %     %       %       %
---------------------------------------------------------------------------
Customers
 of AT&T   29.4    0.1    29.5   32.3    0.4    32.7   67.2     0.7    67.9
AT&T as
 End-User   5.3     -      5.3    8.3     -      8.3    8.2      -      8.2
Non-AT&T
 Business  47.8   17.4    65.2   46.3   12.7    59.0   27.0    (3.1)   23.9
          -----  -----   -----  -----  -----   -----  -----    -----  -----
Total      82.5   17.5   100.0   86.9   13.1   100.0  102.4    (2.4)  100.0
---------------------------------------------------------------------------
At or for the year ended
December 31, 1994

                   Assets             Revenues           Net Income (Loss)
           -------------------- --------------------- ---------------------
           U.S.  Foreign  Total  U.S.  Foreign  Total  U.S.  Foreign  Total
            %       %       %     %       %       %     %       %       %
---------------------------------------------------------------------------
Customers
 of AT&T   34.3    0.3    34.6   33.1     0.3   33.4   83.9    (1.4)  82.5
AT&T as
 End-User   6.8     -      6.8    9.5      -     9.5    8.5      -     8.5
Non-AT&T
 Business  48.0   10.6    58.6   47.8     9.3   57.1   11.8    (2.8)   9.0
          -----   -----  -----  -----   -----  -----  -----   -----   ----
Total      89.1   10.9   100.0   90.4     9.6  100.0  104.2    (4.2) 100.0
--------------------------------------------------------------------------



At or for the year ended
December 31, 1993
                  Assets             Revenues            Net Income (Loss)
           -------------------- --------------------- ---------------------
          U.S.  Foreign  Total  U.S.  Foreign  Total  U.S.  Foreign  Total*
            %       %       %     %       %       %     %       %       %
---------------------------------------------------------------------------
Customers
 of AT&T   38.1    0.3    38.4   31.1     0.2   31.3   99.8   (1.7)  98.1
AT&T as
 End-User   9.5     -      9.5   14.9      -    14.9   20.8      -   20.8
Non-AT&T
 Business  46.1    6.0    52.1   47.8     6.0   53.8   (6.9) (12.0) (18.9)
          -----  -----   -----  -----   -----  -----  ------ ----- ------
Total      93.7    6.3   100.0   93.8     6.2  100.0  113.7  (13.7) 100.0
--------------------------------------------------------------------------

     *The customers of AT&T, AT&T as end-user and non-AT&T business net income
(loss) before cumulative effect of the 1993 accounting change and impact of the tax rate change was 89.0%, 20.2% and (9.2%), respectively. For a description of the 1993 change and impact of the tax rate change, see Note 10 to the Consolidated Financial Statements.

     The Company intends to continue its strategy of expanding its non-AT&T businesses, while at the same time enhancing its relationship with AT&T and its affiliates. Because the growth in revenues generated by the Company's non-AT&T businesses can be expected to lag behind the incurrence of expenses necessary to expand and operate such businesses, the Company anticipates that the percentage of its total net income and revenues attributable to non-AT&T businesses may vary from year to year depending upon the stage of development of these non-AT&T businesses.

     The increases in the non-AT&T 1995 assets and revenues (as a % of total Company) were generated almost equally from U.S. and foreign operations. The significant increase realized from U.S. non-AT&T related net income was primarily generated from the Company's large-ticket specialty and structured finance activities, SBA loan sales and growth in the automobile portfolio. Net losses from foreign non-AT&T businesses somewhat offset the strong U.S. results.

     The securitization of certain non-AT&T portfolio assets positively affected the net income of the non-AT&T businesses in all years presented; however, the Company decreased the amount of securitizations each year from 1993 to 1995. Partly as a result of the reduction in securitized assets, the portion of the Company's non-AT&T net income attributable to securitization has decreased by 88.7% from 1993 to 1995 (see Note 6 to the Consolidated Financial Statements).

     Growth in the Company's portfolio assets primarily caused the average borrowings outstanding to increase by 29.5%, or $1.4 billion, to $6.2 billion, while the Company's interest expense increased 51.2%, or $139.2 million, to $411.0 million for 1995, compared with the prior year. The Company's 1995 debt to equity ratio increased to 6.22 from 5.51. The increase in average borrowings caused interest expense to increase by approximately $80.1 million. A higher average cost of debt in 1995 (versus 1994) increased interest expense by $59.1 million. The Company's average 1995 interest rate on borrowings was 6.60% as compared to 5.65% in 1994. The increase in the Company's 1995 average cost of debt is a function of the Company issuing new debt at higher average rates than the debt that matured during 1995. During 1995, the Company issued approximately $2.9 billion of medium and long-term debt with an average interest rate of 7.2%. The Company had $1.8 billion of medium and long-term debt with an average interest rate of 5.9% mature in 1995. In addition, the Company's average interest rate on commercial paper increased to 5.3% in 1995, up from 4.3% in 1994.

     Operating and administrative expenses of $473.7 million increased $46.5 million, or 10.9%, in 1995, compared with 1994. This increase includes $27.0 million of expenses associated with the start-up of certain non-AT&T businesses, acquisitions and international expansion. In addition, higher expenses were incurred associated with managing a higher level of portfolio assets. For 1995, operating and administrative expenses to total year-end assets decreased to 4.96% compared with 5.33% for 1994. This decrease can be attributed to some of the Company's businesses (including recent start-up businesses) more fully utilizing their infrastructure, increased operating efficiencies and increases in assets financed. The Company's goal is to reach 4.5% or lower within the next few years.

     The effective income tax rate was 38.7% and 42.2% for 1995 and 1994, respectively. The decline in the effective tax rate for 1995, compared with 1994, resulted from several factors including a lower level of non-tax deductible goodwill and various other decreases.

     See "Credit Quality" below for a discussion of the provision for credit losses.

1994 versus 1993

     Net income for the year ended December 31, 1994, was $100.3 million, an increase of $31.7 million, or 46.3%, compared with 1993. Earnings per share for the year ended December 31, 1994, were $2.14, a 33.8% increase over the $1.60 reported in 1993. The increase in net income and earnings per share for 1994 compared with 1993 was impacted by the 1993 adoption of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which resulted in a cumulative effect of accounting change of $2.9 million, and an $11.4 million charge to reflect the impact on deferred tax balances of the third quarter 1993 increase in the income tax rate to 35% from 34%. Absent the 1993 effect of adopting SFAS No. 109 and the impact of the increase in the income tax rate, net income increased $17.4 million, or 21.0%, and earnings per share increased $.21 per share. The increase principally reflected a higher average level of finance assets resulting from both origination volume and acquisitions of portfolios and businesses, and improved portfolio performance attributable to a stronger economy, which contributed to a lower provision for credit losses.

     Finance revenue of $120.8 million increased $13.4 million, or 12.4%, for 1994, compared with 1993, while the average earning finance receivable portfolio increased $165.3 million, or 15.8%, to $1,213.3 million for 1994. The increase in finance revenue due to the higher average earning finance receivables was offset by slightly lower average yield rates earned on the average 1994 portfolio compared with rates earned on the average 1993 portfolio. This was consistent with the Company's slightly lower average cost of debt (see interest expense discussion below). A higher interest rate environment generally does not impact the margin on assets that are already recorded by the Company, since the Company employs a well-defined strategy to match fund assets with borrowings in order to limit interest rate risk. The effects of higher borrowing costs would be reflected in the pricing of new assets leased or financed. As the lower yielding earning assets (as well as the corresponding lower cost borrowings) are replaced with higher yielding assets, reflective of the current interest rate environment, the Company's average rates associated with recorded assets and associated borrowings will increase.

     Capital lease revenue of $477.9 million increased $85.9 million, or 21.9%, for 1994, compared with 1993, while the average earning capital lease portfolio increased $1,007.4 million, or 27.6%, to $4,653.3 million for 1994. $40.7 million of the increase in capital lease revenue for 1994, compared with 1993, was due to international acquisitions and expansion. The growth in capital lease revenue resulted from a higher level of assets (including an AT&T mainframe computer lease extension which resulted in the reclassification of the lease from an operating lease to a capital lease) but was partially offset by a decline in yields due to lower average rates associated with recorded assets of the Company. As noted above, this was consistent with the Company's slightly lower cost of debt. However, the Company experienced some margin compression in certain equipment leasing portfolios as pricing in connection with some portfolios is less reactive to interest rate movements.

     Rental revenue on operating leases of $475.4 million decreased $26.8 million, or 5.3%, for 1994, compared with 1993. Depreciation on operating leases of $313.6 million decreased $20.6 million, or 6.2%, for 1994, compared with 1993. These decreases were primarily due to the AT&T mainframe computer lease extension during the first quarter of 1994. The terms of the extension, which reduced the Company's mainframe residual exposure, resulted in the reclassification of the lease from an operating lease to a capital lease. The impact of this lease extension reduced rental revenue and depreciation on operating leases by $75.3 million and $51.2 million, respectively. While U.S. rental revenue and depreciation decreased, rental revenue and depreciation related to the Company's international operations increased $13.0 million and $10.8 million, respectively, for 1994 compared with 1993. Operating lease margin was $161.8 million, or 34.0%, of rental revenue for 1994, compared with $167.9 million, or 33.4%, for 1993.

     Market forces, economic uncertainty and the transition to a new generation of mainframes and technological alternatives, adversely impacted the market for mainframe computers. At December 31, 1994, $527.1 million, or 7.0%, of portfolio assets (with related residual values of $79.1 million) related to mainframe computers. This compares with $687.0 million, or 11.3%, (with related residual values of $232.2 million) at December 31, 1993.

     For the year ended December 31, 1994, revenue from sales of equipment purchased for resale of $126.6 million decreased $35.0 million, or 21.6%, compared with 1993. Cost of equipment sales of $117.0 million decreased $28.8 million, or 19.8%, for 1994, compared with 1993. Equipment sales margin was $9.6 million, or 7.6%, of equipment sales revenue for the year ended December 31, 1994. Equipment sales margin for the year ended December 31, 1993, was $15.7 million, or 9.7%, of equipment sales revenue. The decrease in the equipment sales margin as a percentage of related revenue reflected the continued softness in the mainframe computer market, as well as increased competition. In 1993, the Company, was able to seize an opportunity to expand this activity to Europe. However, the European market experienced increased competition in 1994.

     Other revenue of $183.5 million decreased $13.0 million, or 6.6%, in 1994, compared with 1993. The decrease in other revenue was primarily due to lower securitization gains of $36.7 million and lower service fee revenue of $10.2 million. The decreases were partially offset by increased gains on sales of leased and off-lease equipment of $26.8 million.

     In the fourth quarter of 1994, the Company securitized $259.1 million of lease receivables resulting in a gain of $14.8 million. Similar securitizations in the first and fourth quarters of 1993 of $561.9 million in lease receivables resulted in $51.5 million in gains. While the assets securitized in 1994 were down by 53.9%, the related gain decreased by 71.3%. The difference was primarily attributable to a higher discount rate used in the 1994 securitization due to the higher interest rate environment.

     At December 31, 1994, total assets managed by the Company on behalf of others were $2.7 billion compared with $2.8 billion at December 31, 1993. Of the total assets managed by the Company on behalf of others, 55.9% in 1994 and 59.2% in 1993, were assets managed on behalf of AT&T and its affiliates.

     Growth in the Company's portfolio assets caused the average borrowings outstanding to increase by 15.6%, or $650.2 million, to $4.8 billion, while the Company's interest expense increased 15.0%, or $35.5 million, to $271.8 million for 1994, compared with 1993. The increase in average borrowings caused interest expense to increase by approximately $37.0 million. This increase was partially offset by $1.5 million in lower interest expense due to lower average interest rates. The Company's average interest rate on borrowings was 5.65% for 1994, compared with 5.68% for 1993. The increase in borrowing costs was reflected in new borrowings made by the Company.

     Operating and administrative expenses of $427.2 million increased $45.7 million, or 12.0%, in 1994, compared with 1993. The increase was primarily attributable to expenses of approximately $30.0 million associated with the start-up of certain non-AT&T businesses, acquisitions and international expansion as well as expenses of $10.9 million associated with the Company's new benefit and incentive plans. Also contributing to the increase were higher expenses associated with managing a higher level of portfolio assets. For 1994, operating and administrative expenses to total year-end assets decreased to 5.33% compared with 5.95% for 1993. This decrease was attributed to some of the Company's start-up businesses more fully utilizing their infrastructure, increased operating efficiencies and timing of assets financed.

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

CREDIT QUALITY

     The active management of credit losses is an important element of the Company's business. The Company seeks to minimize its credit risk through diversification of its portfolio assets by customer, industry segment, geographic location and maturity. The Company's financing activities have been spread across a wide range of equipment types (e.g., telecommunications, general equipment (consists of general office, manufacturing and medical equipment), information technology and transportation) and real estate and a large number of customers located throughout the United States and, to a lesser extent, abroad.

     As reflected below, the Company's portfolio credit performance indicators have continued to be favorable in 1995.

At or for the year ended December 31:
(dollars in millions)                               1995     1994     1993
---------------------------------------------------------------------------
Allowance for credit losses                        $223.2   $176.4   $159.8
Nonaccrual assets                                  $118.5   $120.5   $160.6
Net charge-offs/Portfolio assets                     .50%     .73%     .95%
Allowance for credit losses/Portfolio assets        2.39%    2.30%    2.56%
Nonaccrual assets/Portfolio assets                  1.27%    1.57%    2.58%
Delinquency (two months or greater)                 1.46%    1.49%    2.41%

     The Company maintains an allowance for credit losses at a level management believes is adequate to cover estimated losses in the portfolio based on a review of historical loss experience, a detailed analysis of delinquencies and problem portfolio assets, and an assessment of probable losses in the portfolio as a whole given its diversification. Management also takes into consideration the potential impact of existing and anticipated economic conditions.

FINANCIAL CONDITION

     Net portfolio assets (investment in finance receivables, capital leases and operating leases, net of reserves) increased by $1.6 billion, or 21.7%, at December 31, 1995, to $9.1 billion compared with December 31, 1994, principally due to growth in the capital lease portfolio.

     In January 1995, the Company acquired CFH Leasing International which has locations in the United Kingdom, Germany, France, Italy, Belgium and the Netherlands. CFH Leasing International provides financial services to equipment manufacturers and vendors. With offices throughout western Europe, it serves approximately 4,600 customers and had approximately $540 million in assets at the time of acquisition.

     The Company also acquired two relatively small businesses in the second quarter of 1995, a United States mid-range computer asset business with approximately $180 million in assets and an Australian equipment finance company with approximately $40 million in assets.

     As a result of the above mentioned international acquisitions, the Company's international assets (excluding cross border transactions) at December 31, 1995, grew to 17.5% of total assets, up from 10.9% at December 31, 1994.

     The net investment in finance receivables increased by $.3 billion, or 23.9% to $1.8 billion at December 31, 1995 compared with December 31, 1994 primarily due to increased loans related to transportation equipment, the acquisition of CFH Leasing International and growth in the SBA lending portfolio.

     The net investment in capital leases increased by $1.1 billion, or 20.6% at December 31, 1995, to $6.2 billion compared with December 31, 1994. This increase was primarily due to the acquisition of CFH Leasing International and growth in the Company's small-ticket equipment portfolios.

     The net investment in operating leases increased by $.2 billion, or 23.8%, at December 31, 1995, to $1.1 billion compared with the prior year. The increase was primarily due to growth in the automobile portfolio, small-ticket equipment portfolios and international businesses including the acquisition of CFH Leasing International.

     The Company regularly monitors its estimates of residual values for all leased equipment, including mainframe computers, and believes that its residual values are conservatively stated.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates a substantial portion of its funds to support the Company's operations from lease and rental receipts, but is also highly dependent upon external financing, including the issuance of commercial paper and medium and long-term debt in public markets and, to a lesser extent, privately placed asset-backed financings (or securitizations) and foreign bank lines of credit. Standard & Poor's, Moody's Investors Service, and Duff & Phelps Credit Rating Co. have rated the Company's senior medium and long-term debt A, A3 and A, respectively, and have rated the Company's commercial paper A-1, P-1 and D-1, respectively. In connection with the previously mentioned September 20, 1995 restructuring announcement by AT&T, the Company's senior medium and long-term debt and commercial paper ratings were placed on Credit Watch by Standard & Poor's and under Review by Moody's Investors Service. Duff & Phelps Credit Rating Co. affirmed the Company's senior medium and long-term debt and commercial paper ratings.

     Funds required to support the Company's operations during 1995, were derived internally primarily from principal and interest collections from customers (which include realization of cash from residual values through remarketing activities), and externally from issuances of commercial paper, and issuances of medium and long-term debt. The Company estimates that, under existing lease and loan terms, gross cash receipts of approximately $9.7 billion may be generated in the future.

     In 1995, the Company issued commercial paper of $28.0 billion, issued medium and long-term notes of $2.9 billion and made commercial paper repayments of $28.2 billion and repaid medium and long-term debt of $1.8 billion. In 1994, the Company issued commercial paper of $29.0 billion and made commercial paper repayments of $28.4 billion, and issued medium and long-term debt of $2.1 billion and repaid medium and long-term debt of $1.4 billion.

     During 1995 and 1994, principal collections from customers and proceeds from securitized receivables and SBA loan sales of approximately $4.1 billion and $3.9 billion, respectively, were received. These receipts were primarily used for financing portfolio assets (including purchases of finance asset portfolios and businesses) of approximately $5.8 billion in 1995, and $5.5 billion in 1994.

     In conjunction with acquisitions, in 1995 and 1994 the Company assumed $473.0 million and $106.9 million of debt respectively, of which $53.6 million was outstanding at December 31, 1995.

     During 1995 and 1994, the Securities and Exchange Commission ("SEC") declared effective debt registration statements (which allow the Company to issue debt to the public) of $3.0 billion and $2.5 billion, respectively. As of December 31, 1995, all of the debt associated with the 1994 registration statement was issued and $2.0 billion was available for issuance under the Company's 1995 debt registration.

     In the second quarter of 1995, the Company re-established credit facilities of $2.0 billion. These facilities, negotiated with a consortium of 35 lending institutions, support the commercial paper issued by the Company. At December 31, 1995, these facilities were unused. In addition, the Company's foreign operations have short-term bank lines of credit of approximately $1.0 billion, of which $.6 billion was unused at December 31, 1995.

     The Company has, from time to time, borrowed funds on an interest free basis directly from AT&T pursuant to a Gross Profit Tax Deferral Interest Free Loan Agreement. The aggregate outstanding principal balance of such interest free loans was $248.9 million at December 31, 1995. As discussed in more detail in Note 16 to the Consolidated Financial Statements, the Company is obligated to repay such loans if the Company were to cease being a member of AT&T's consolidated group for federal income tax purposes.

     Future financing is contemplated to be arranged as necessary to meet the Company's capital and other requirements with the timing of issue, principal amount and form depending on the Company's needs and prevailing market and general economic conditions.

     The Company anticipates obtaining necessary external financing through issuances of commercial paper and medium and long-term debt and available lines of credit for certain foreign operations, and to a lesser extent asset-backed financings (or securitizations).

     The Company considers its current financial resources, together with the debt facilities referred to above and estimated future cash flows, to be adequate to fund the Company's future growth and operating requirements.

     The Company has paid quarterly dividends every quarter since the fourth quarter of 1993, its first full quarter of operations after its initial public offering. On January 19, 1996, the Company's Board of Directors declared a quarterly dividend of eleven cents per share. The dividend is payable on February 29, 1996, to shareowners of record as of February 9, 1996.

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

Match Funding

     The Company generally matches the duration and maturity structure of its liabilities to that of its portfolio assets. The Company routinely projects the expected future cash flows related to its current portfolio assets. Based on these projections, the Company is able to match the maturity and duration of its debt with that of its assets. The cash flow projections incorporate assumptions about customer behavior such as prepayments, refinancings and charge-offs. The assumptions are based on historical experience with the Company's individual markets and customers and are continually monitored and updated as markets and customer behaviors change, to reflect current customer preferences, competitive market conditions, portfolio growth rates and portfolio mix.

Interest Rate Risk and Currency Exchange Risk

     The Company actively manages interest rate risk to protect the Company's margins on existing transactions. Interest rate risk is the risk of earnings volatility attributable to changes in interest rates. The Company routinely analyzes its portfolio assets and strives to match floating rate assets with floating rate debt and fixed rate assets with fixed rate debt. The Company generally achieves a matched position through issuances of commercial paper and medium and long-term debt, as well as through the use of interest rate swaps. The Company does not speculate on interest rates, but rather seeks to mitigate the possible impact of interest rate fluctuations encountered through the normal course of business. This is a continual process due to prepayments, refinancings, nonaccrual leases and loans, as well as other portfolio dynamics, and therefore, interest rate risk can be significantly limited but never fully eliminated. Additionally, the Company enters into foreign exchange contracts and participates in the currency swap market to mitigate its exposure to assets and liabilities denominated in foreign currencies and to meet local funding requirements.

     The Company has and expects to continue to enter into foreign exchange contracts and currency swaps in 1996 as a result of its international operations.

Using Derivatives to Manage Interest Rate and Currency Risk

     AT&T Capital uses derivatives to match fund its portfolio and thereby manage interest rate and currency risk. Derivatives can be customized in terms of duration and interest rate basis (i.e., fixed or floating). Derivatives used by the Company are operationally efficient to arrange and maintain. Whether AT&T Capital issues medium and long-term debt, on which it pays a fixed rate, or issues floating rate debt and utilizes interest rate swaps, on which it generally pays a fixed rate and receives a floating rate, the Company's interest rate risk position can be equally well managed. However, it is the interplay between liquidity, capital, portfolio characteristics, and economic and market conditions which will determine the final mix of medium and long-term debt, commercial paper and swaps (or other derivatives) used to manage interest rate risk. Notes 7 and 13 to the Consolidated Financial Statements provide more details regarding the Company's debt portfolio and interest rate and currency swap and foreign exchange contract positions.

     As of December 31, 1995 the total notional amount of the Company's interest rate and currency swaps was $2.2 billion and $.3 billion, respectively, as compared to $2.7 billion and $.2 billion, respectively, as of December 31, 1994. The U.S. dollar equivalent of the Company's foreign currency forward exchange contracts was $658.8 million and $318.1 million at the end of 1995 and 1994, respectively.

Derivative Credit Risk

     The notional amount of derivative contracts does not represent direct credit exposure. Rather, credit exposure may be defined as the market value of the derivative contract and the ability of the counterparty to perform its payment obligation under the agreement. The majority of the Company's interest rate swaps require AT&T Capital to pay a fixed rate and receive a floating rate. Therefore, this risk is reduced in a declining interest rate environment as the Company is generally in a payable position, and is increased in a rising interest rate environment as the Company is generally in a receivable position. The Company seeks to control the credit risk of its interest rate swap agreements through credit approvals, exposure limits and monitoring procedures. All swap agreements are with major money center banks and intermediaries rated investment grade by national rating agencies, with the majority of the Company's counterparties being rated "AA" or better.

     There were no past due amounts or reserves for credit losses at December 31, 1995, related to derivative transactions. The Company has never experienced a credit related charge-off associated with derivative transactions.

Debt to Equity

     The Company's ratio of total debt to equity at December 31, 1995 was 6.22 compared to 5.51 at December 31, 1994. This increase is consistent with the Company's trend toward its current target leverage of approximately 6.25.

RECENT PRONOUNCEMENTS

     Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", and No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These standards require that impaired loans be measured based on the present value of expected cash flows, discounted at the loan's effective interest rate, or the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent, as well as requiring certain related disclosures. The adoption of these statements did not have a material effect on the Company's consolidated financial statements.

     Effective October 1, 1995, the Company adopted SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. This standard is effective for fiscal years beginning after December 15, 1995 and will allow companies to choose either 1) a fair value method of valuing stock-based compensation plans which will affect reported net income, or 2) to continue following the existing accounting rules for stock option accounting but disclose what the impacts would have been had the new standard been adopted. The Company will choose the disclosure option of this standard which would require disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted on January 1, 1995. As a result, the adoption of this standard will not impact the Company's results of operations, financial position or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------
At December 31,                                     1995             1994
(Dollars in Thousands)
-------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                        $    3,961     $   54,464
Net investment in finance
 receivables                                      1,800,636      1,452,947
Net investment in capital leases                  6,187,131      5,129,326
Net investment in operating leases, net of
 accumulated depreciation of $642,728 in
 1995 and $567,398 in 1994                        1,117,636        902,525
Deferred charges and other assets                   431,895        482,661
---------------------------------------------------------------------------

Total Assets                                      9,541,259      8,021,923
---------------------------------------------------------------------------

LIABILITIES AND SHAREOWNERS' EQUITY:
LIABILITIES:
Short-term notes, less unamortized discounts
 of $9,698 in 1995 and $4,619 in 1994             2,212,351      2,176,877
Deferred income taxes                               555,296        555,287
Income taxes and other payables                     581,000        545,270
Payables to AT&T and affiliates                     360,429        356,690
Medium and long-term debt                         4,716,058      3,379,581
Commitments and contingencies
---------------------------------------------------------------------------

Total Liabilities                                $8,425,134     $7,013,705
---------------------------------------------------------------------------

                            (Continued on next page)

                     AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                   (Continued)

-------------------------------------------------------------------------------
At December 31,                                       1995           1994
(Dollars in Thousands)
-------------------------------------------------------------------------------
SHAREOWNERS' EQUITY:
Common stock, one cent par value:
  Authorized 100,000,000 shares, issued and
  outstanding, 46,968,810 shares in 1995 and
  46,962,439 in 1994                             $      470     $      470
Additional paid-in capital                          783,244        782,785
Recourse loans to senior executives                 (20,512)       (19,651)
Foreign currency translation adjustments             (2,173)        (2,158)
Retained earnings                                   355,096        246,772
-------------------------------------------------------------------------------

Total Shareowners' Equity                         1,116,125      1,008,218
-------------------------------------------------------------------------------

Total Liabilities and Shareowners' Equity        $9,541,259     $8,021,923
-------------------------------------------------------------------------------




















     The accompanying notes are an integral part of these Consolidated Financial Statements.

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

---------------------------------------------------------------------------
For the Years Ended December 31,                1995       1994       1993
(Dollars in Thousands, except per share amounts)
---------------------------------------------------------------------------
REVENUES:
 Finance revenue                           $  174,523 $  120,800 $  107,436
 Capital lease revenue                        586,141    477,875    391,985
 Rental revenue on operating leases
  (includes $86,651 in 1995,
  $79,573 in 1994 and $158,592 in
  1993 from AT&T and affiliates)              560,964    475,375    502,132
 Equipment sales                               48,724    126,567    161,529
 Other revenue, net                           206,683    183,462    196,507
---------------------------------------------------------------------------

Total Revenues                              1,577,035  1,384,079  1,359,589
---------------------------------------------------------------------------

EXPENSES:
 Interest (includes $21,602 in 1993
 to AT&T and affiliates)                      411,040    271,812    236,335
 Operating and administrative (includes
  $25,532 in 1995, $24,729 in 1994 and
  $44,775 in 1993 to AT&T and affiliates)     473,663    427,187    381,515
 Depreciation on operating leases             354,509    313,583    334,191
 Cost of equipment sales                       43,370    116,995    145,830
 Provision for credit losses                   86,214     80,888    123,678
---------------------------------------------------------------------------

Total Expenses                              1,368,796  1,210,465  1,221,549
---------------------------------------------------------------------------

Income before income taxes and cumulative
 effect on prior years of accounting change   208,239    173,614    138,040
Provision for income taxes                     80,684     73,278     66,530
---------------------------------------------------------------------------
Income before cumulative effect on prior
 years of accounting change                   127,555    100,336     71,510
Cumulative effect on prior years of
 accounting change                                  -         -     (2,914)
---------------------------------------------------------------------------

NET INCOME                                 $  127,555 $  100,336 $   68,596
---------------------------------------------------------------------------

                            (Continued on next page)

                 AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Continued)

---------------------------------------------------------------------------
For the Years Ended December 31,                 1995       1994      1993
(Dollars in Thousands, except per share amounts)
---------------------------------------------------------------------------
Earnings per common share and common share equivalent:
 Income before cumulative effect on
  prior years of accounting change          $    2.70   $   2.14  $   1.67
 Cumulative effect on prior years of
  accounting change                                 -          -      (.07)
---------------------------------------------------------------------------

Net Income Per Share                        $    2.70   $   2.14  $   1.60
---------------------------------------------------------------------------

Weighted average shares
  outstanding (thousands):                     47,182     46,906    43,002
---------------------------------------------------------------------------















     The accompanying notes are an integral part of these Consolidated Financial Statements.

                 AT&T CAPITAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

--------------------------------------------------------------------------
For the Years Ended December 31,          1995           1994         1993
(Dollars in Thousands)
--------------------------------------------------------------------------
Common stock
  Balance at beginning of year      $      470       $     469    $    403
  Stock issuances:
    Public offering                          -               -          58
    Pension and benefit plans                -               1           8
--------------------------------------------------------------------------
  Balance at end of year                   470             470         469
--------------------------------------------------------------------------
Additional paid-in capital
  Balance at beginning of year         782,785         780,591     638,371
  Capital contributions                      -               -       9,106
  Stock issuances, net:
    Public offering                          -               -     114,482
    Pension and benefit plans              459           2,194      18,632
--------------------------------------------------------------------------
  Balance at end of year               783,244         782,785     780,591
--------------------------------------------------------------------------
Recourse loans to senior executives
  Balance at beginning of year         (19,651)        (17,788)          -
  Loans made                            (2,613)         (2,760)    (17,788)
  Loans repaid                           1,752             897           -
--------------------------------------------------------------------------
  Balance at end of year               (20,512)        (19,651)    (17,788)
--------------------------------------------------------------------------
Foreign currency translation adjustments
  Balance at beginning of year          (2,158)         (2,603)     (1,547)
  Unrealized translation gain (loss)       (15)            445      (1,056)
--------------------------------------------------------------------------
  Balance at end of year                (2,173)         (2,158)     (2,603)
--------------------------------------------------------------------------
Retained earnings
  Balance at beginning of year         246,772         163,774      99,394
  Net income                           127,555         100,336      68,596
  Cash dividends paid                  (19,231)        (17,338)     (4,216)
--------------------------------------------------------------------------
  Balance at end of year               355,096         246,772     163,774
--------------------------------------------------------------------------
Total Shareowners' Equity           $1,116,125      $1,008,218    $924,443
--------------------------------------------------------------------------

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                  AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------
For the Years Ended December 31,           1995          1994*        1993*
(Dollars in Thousands)
---------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                          $   127,555    $   100,336  $    68,596
Noncash items included in income:
   Depreciation and amortization        412,044        353,954      384,933
   Deferred taxes                        (2,772)       106,384       43,419
   Provision for credit losses           86,214         80,888      123,678
   Gain on receivables
     securitizations                     (5,866)       (14,799)    (51,496)
   Gain on SBA loan sales               (10,508)        (1,512)     (1,192)
   Cumulative effect on prior years
     of accounting change                     -              -        2,914
Decrease (increase) in deferred
   charges and other assets              34,614       (124,305)      12,640
Increase in income taxes
   and other payables                    50,362          3,068       72,451
Decrease in payables to
   AT&T and affiliates                   (3,509)       (10,257)     (1,340)
---------------------------------------------------------------------------
Net Cash Provided by
 Operating Activities                   688,134        493,757      654,603
---------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
Acquisitions of fixed
   assets, net                           (8,018)       (6,622)      (6,555)
Purchase of businesses, net of cash
   acquired                            (294,472)     (234,375)           -
Purchase of finance asset portfolios    (19,769)     (217,939)    (100,589)
Financings and lease equipment
   purchases                         (5,467,773)   (5,031,041)  (5,027,031)
Principal collections from
   customers, net of amounts
   included in income                 3,855,592     3,553,620    3,612,043
Cash proceeds from receivables
   securitizations                      134,316       286,821      572,348
Cash proceeds from SBA loan sales       157,160        19,585       10,684
--------------------------------------------------------------------------
Net Cash Used for Investing
 Activities                         $(1,642,964)  $(1,629,951) $  (939,100)
---------------------------------------------------------------------------

                            (Continued on next page)

                 AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Continued)

---------------------------------------------------------------------------
For the Years Ended December 31,           1995           1994*       1993*
(Dollars in Thousands)
---------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
(Decrease) increase in short-term
  notes, net                          $ (207,045)   $   523,370 $ (355,463)
Additions to medium and
  long-term debt                       2,905,920      2,142,993  1,161,638
Repayments of medium and
  long-term debt                      (1,828,426)    (1,448,470)  (632,563)
Increase (decrease) in payables to
  AT&T and affiliates                     53,109         (9,897)         9
Dividends paid                           (19,231)       (17,338)    (4,216)
Proceeds from sale of common stock, net        -              -    115,092
---------------------------------------------------------------------------
Net Cash Provided by Financing
  Activities                             904,327      1,190,658    284,497
---------------------------------------------------------------------------
Net (Decrease) Increase in Cash
  and Cash Equivalents                   (50,503)        54,464          -
Cash and Cash Equivalents at
  Beginning of Period                     54,464              -          -
---------------------------------------------------------------------------
Cash and Cash Equivalents at
  End of Period                       $    3,961    $    54,464 $        -
---------------------------------------------------------------------------

     Interest paid, including discount on commercial paper, was $365,473, $253,960 and $247,565 during 1995, 1994 and 1993, respectively.

     Net income taxes paid (received) were $27,781, $55,712 and $(22,972) during 1995, 1994 and 1993, respectively.

Noncash Investing and Financing Activities:

     In 1995, 1994 and 1993, the Company entered into capital lease obligations of $105,215, $41,442 and $25,259, respectively, for equipment that was subleased. In 1995 and 1994, the Company assumed debt in conjunction with acquisitions of $472,952 and $106,945, respectively. In 1993, Old Capital (as defined in Note 1) made capital contributions to the Company of $9,106 primarily relating to deferred tax assets arising as a result of the Restructuring.

     * Certain amounts have been reclassified to conform to the 1995 presentation.

     The accompanying notes are an integral part of these Consolidated Financial Statements.

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Thousands, except per share amounts)

1. THE COMPANY

     For a discussion regarding the potential impacts of AT&T Corp.'s ("AT&T") announcement to sell its 86% interest in AT&T Capital Corporation ("AT&T Capital" or the "Company"), see Note 16.

Background

     The Company was incorporated on December 21, 1992, as AT&T Leasing, Inc., and was renamed AT&T Capital Corporation on March 31, 1993. The Company is the successor entity to certain businesses of AT&T Capital Holdings, Inc. (formerly known as AT&T Capital Corporation) ("Old Capital"), a wholly owned subsidiary of AT&T, and its subsidiaries, including AT&T Credit Holdings, Inc. (formerly known as AT&T Credit Corporation) ("Old Credit"), a wholly owned subsidiary of Old Capital that commenced operations in 1985. In a restructuring that occurred on March 31, 1993 (the "Restructuring"), Old Capital and Old Credit transferred substantially all of their assets, except for certain assets consisting principally of equity interests in project finance transactions and leveraged leases of commercial aircraft ("Lease Finance Assets"), in exchange for shares of the Company's common stock and the assumption by the Company of certain related liabilities.

     In connection with the Restructuring, AT&T issued direct, full and unconditional guarantees of all existing indebtedness outstanding as of March 31, 1993, for borrowed money incurred, assumed or guaranteed by Old Capital entitled to the benefit of a Support Agreement between AT&T and Old Capital, including the debt of Old Capital assumed by the Company in the Restructuring. Debt issued by the Company subsequent to March 31, 1993, however, is not guaranteed or supported by AT&T (see Note 7).

     An initial public stock offering combined with a management stock offering totaling approximately 14% of the Company's stock occurred on August 4, 1993 (see Note 8). As a result of the stock offerings, approximately 86% of the outstanding common stock of the Company is owned by AT&T through Old Credit and Old Capital.

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

DESCRIPTION OF THE BUSINESS

     The Company is a full-service, diversified equipment leasing and finance company that operates predominantly in the United States; however, it also has operations in Europe, Canada, the Asia/Pacific Region, Mexico and South America. The Company operates primarily in one business segment - equipment leasing and financing. This segment represents more than 90% of consolidated revenues, net income and total assets. The Company leases and finances equipment manufactured and distributed by AT&T and its affiliates and numerous other companies. The Company also provides inventory financing for equipment dealers and distributors, Small Business Administration ("SBA")lending, and equipment management and remarketing services. In addition, the Company offers its customers high-technology equipment rental and certain other equipment administration services.

     At December 31, 1995, AT&T Capital's portfolio assets were comprised of telecommunications equipment totaling 23%, general equipment (consists of general office, manufacturing and medical equipment) aggregating 28%, information technology equipment of 23%, transportation equipment of 19% and real estate of 7%.

     AT&T Capital's portfolio assets are diversified among a large customer base, as well as numerous industries and geographic regions. The Company's customers are diversified across many industries including manufacturing, services, communications and retail, as well as many small and mid-size business customers and federal, state and local governments and their agencies. At December 31, 1995, the Company's 99 largest customers (after AT&T and its affiliates - see Note 12) accounted for approximately 21% of the Company's net portfolio assets, and no customer (with the exception of AT&T and its affiliates) accounted for more than 1% of such net portfolio assets.

     Other than AT&T and its affiliates (including Lucent Technologies Inc. ("Lucent") and NCR Corporation ("NCR")), as of December 31, 1995, management is not aware of any significant concentration of business transacted with a particular customer, supplier or lender that could severely impact the Company's operations. Also, the Company does not have a concentration regarding the types of financing products or available sources of debt, labor or services, or licenses or other rights that could severely impact its operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The accompanying consolidated financial statements include all majority-owned subsidiaries. The accounts of operations located outside of the United States are included on the basis of their fiscal years, ended either November 30, or December 31.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Significant areas in which estimates are used include residual values, allowance for credit losses and contingencies.

Revenue Recognition for Finance Receivables and Capital Leases

     For loans and other financing contracts ("Finance Receivables"), revenue is recognized over the life of the contract using the interest method.

     For leases classified as Capital Leases, the difference between (i) the sum of the minimum lease payments due and the estimated unguaranteed residual values and (ii) the asset purchase price paid by the Company is initially recorded as unearned income. The difference is subsequently amortized over the life of the lease contract and recognized as revenue, using the interest method.

     Accrual of income on portfolio assets is generally suspended when a loan or a lease becomes contractually delinquent for 90 days or more (or earlier if deemed necessary). Accrual is resumed when the receivable becomes contractually current and management believes there is no longer any significant probability of loss.

Investment in Operating Leases

     Equipment under Operating Leases is generally depreciated over the estimated useful life of the asset. During the term of the related lease, annual depreciation is generally calculated on a straight-line basis based on the estimated residual values at the end of the respective lease terms. Rental revenue is recognized on a straight-line basis over the related lease terms.

Estimated Unguaranteed Residual Values

     Estimated unguaranteed residual values are established upon acquisition and leasing of the equipment based upon the estimated value of the equipment at the end of the lease term. They are determined on the basis of studies prepared by the Company, professional appraisals, historical experience and industry data. Although it is reasonably possible that a change in the unguaranteed residual values could occur in the near term, the Company actively manages its residual values by working with lessees and vendors during the lease term to encourage lessees to extend their leases or upgrade and enhance their leased equipment. Residual values are reviewed by the Company at least annually. Declines in residual values for capital leases are recognized as an immediate charge to income. Declines in residual values for operating leases are recognized as adjustments to depreciation expense over the shorter of the useful life of the asset or the remaining term of the lease.

Allowance for Credit Losses

     In connection with the financing of leases and other receivables, the Company records an allowance for credit losses to provide for estimated losses in the portfolio. The allowance for credit losses is estimated by management considering delinquencies and problem assets, an assessment of overall risks and evaluation of probable losses in the portfolio given its diversification, and a review of historical loss experience. Although currently deemed adequate by management, it is reasonably possible that a change in the estimate could occur in the near term as a result of changes in the above mentioned factors. The Company's reserve policy is based on an analysis of the aging of the Company's portfolio, a review of all non-accrual receivables and leases, and prior collection experience. An account is charged off when analysis indicates that the account is uncollectible. Additionally, Company policy generally requires the "at risk" portion (the amount of the receivable not covered by estimated equipment or other collateral value) of accounts 180 days past due to be reserved for or charged off.

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

     Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets on the date of acquisition, and is amortized as a charge against income on a straight-line basis generally over three to twenty year periods. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value.

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

     For interest rate swaps, the Company records the net interest to be received or paid as an adjustment to interest expense. In the event of an early termination of a swap contract, the gain or loss on a swap accounted for as a hedge is amortized over the remaining life of the related transaction. The Company does not enter into speculative swaps; however, if the underlying transaction associated with a swap accounted for as a hedge is terminated early, the swap is then considered speculative. The gain or loss on a speculative swap is recognized immediately.

     The Company enters into foreign exchange contracts as a hedge against assets and liabilities denominated in foreign currencies. Gains and losses are recognized on the contracts and offset foreign exchange gains or losses on the related assets and liabilities.

Foreign Currency Translation

     The financial statements of the Company's foreign operations are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation", the resulting translation adjustments are recorded as a separate component of shareowners' equity. A transaction gain or loss realized upon settlement of a foreign currency transaction generally is included in determining net income for the period in which the transaction is settled.

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

Impairment of Long-Lived Assets

     Effective October 1, 1995, the Company adopted SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.

3. ACQUISITIONS

     On January 4, 1995, the Company acquired the vendor leasing and finance companies of Banco Central Hispano and certain of its affiliates ("CFH Leasing International") located in the United Kingdom, Germany, France, Italy, Belgium and the Netherlands. CFH Leasing International provides financial services to equipment manufacturers and vendors and had approximately $540 million in assets at the time of acquisition. In addition, on June 30, 1995, the Company acquired two relatively small businesses, a United States mid-range computer asset business with approximately $180 million in assets and an Australian equipment finance company with approximately $40 million in assets. The above acquisitions were accounted for under the purchase method and the total cash paid, net of cash acquired, for all of the above was $294.5 million. In addition, the Company assumed certain existing debt associated with these acquisitions. The results of operations are included in the income statement of the Company from the respective acquisition dates.

     Unaudited pro forma revenues, net income and earnings per share would have been approximately $1,457.4 million, $111.4 million and $2.37, respectively, for the year ended December 31, 1994 had the acquisitions occurred on January 1, 1994. The pro forma amounts for the year ended December 31, 1995 would not differ materially from the actual amounts reported if the acquisitions had occurred on January 1, 1995. The pro forma information is based on various assumptions and is not necessarily indicative of results of operations that would have been reported had the acquisitions been completed at the date mentioned above. The associated goodwill is amortized over periods not to exceed 15 years.

4. NET INVESTMENT IN FINANCE RECEIVABLES AND CAPITAL LEASES

Finance receivables and capital leases consisted of the following:

                                    Finance
                                  Receivables             Capital Leases

At December 31,                1995         1994        1995         1994
---------------------------------------------------------------------------
Receivables                $1,959,004   $1,634,454  $6,846,834  $5,712,848
Estimated unguaranteed
  residual values                   -            -     734,140     606,207
Unearned income              (104,170)    (133,620) (1,230,418) (1,066,457)
Allowance for credit losses   (54,198)     (47,887)   (163,425)   (123,272)
---------------------------------------------------------------------------
Net investment             $1,800,636   $1,452,947  $6,187,131  $5,129,326
---------------------------------------------------------------------------

     The schedule of maturities at December 31, 1995 for the finance receivables and capital leases is as follows:

                                                    Finance       Capital
                                                  Receivables      Leases
---------------------------------------------------------------------------
1996                                               $  553,021   $2,618,921
1997                                                  314,683    1,929,454
1998                                                  229,225    1,195,209
1999                                                  198,687      638,032
2000                                                  209,451      253,268
2001 and thereafter                                   453,937      211,950
---------------------------------------------------------------------------
Total                                              $1,959,004   $6,846,834
---------------------------------------------------------------------------

     AT&T has agreed to repurchase or guarantee certain finance receivables and capital leases that go into default. At December 31, 1995 and 1994, $123,600 and $155,312, respectively, of the Company's net investment in finance receivables contained such recourse provisions. At December 31, 1995 and 1994, $115,233 and $87,716, respectively, of the Company's net investment in capital leases contained such provisions.

     Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", and No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These standards require that impaired loans be measured based on the present value of expected cash flows, discounted at the loan's effective interest rate or, the loan's observable market price or, the fair value of the collateral if the loan is collateral dependent, as well as requiring certain related disclosures. The adoption of these statements did not have a material effect on the Company's consolidated financial statements. The amount of impaired loans at December 31, 1995 is not material.


5. NET INVESTMENT IN OPERATING LEASES

     The following is a summary of equipment under operating leases at December 31, 1995 and 1994, including equipment on lease to AT&T affiliates (see Note
12):

At December 31,                                      1995           1994
---------------------------------------------------------------------------
Original equipment cost:
Information technology                          $  628,857      $  571,504
Telecommunications                                 378,426         366,259
Transportation                                     456,575         304,936
General equipment and other                        254,984         204,153
---------------------------------------------------------------------------
                                                 1,718,842       1,446,852
Less:  Accumulated depreciation                   (642,728)       (567,398)
Rentals receivable, net                             41,522          23,071
---------------------------------------------------------------------------
Net investment in operating leases              $1,117,636      $  902,525
---------------------------------------------------------------------------


     Minimum future rentals to be received on noncancelable operating leases as of December 31, 1995, are as follows:

1996                                                              $428,862
1997                                                               248,915
1998                                                               116,810
1999                                                                46,974
2000                                                                23,541
2001 and thereafter                                                  8,857
--------------------------------------------------------------------------
Total minimum future rentals                                      $873,959
---------------------------------------------------------------------------

6. OTHER REVENUE

     For a discussion regarding the potential impacts of AT&T's announcement to sell its 86% interest in the Company, see Note 16.

Other revenue consisted of the following:

For the Years Ended December 31,               1995       1994       1993
---------------------------------------------------------------------------
Net gain on sale of leased and off-lease
   equipment                                 $ 86,987  $ 76,453   $ 49,653
Gain on receivables securitizations             5,866*   14,799*    51,496*
Portfolio servicing fees                       23,584    27,203     37,363
Other fee related revenue                      44,105    38,871     40,290
Gain on SBA loan sales                         10,508     1,512      1,192
Other portfolio related revenue                35,633    24,624     16,513
---------------------------------------------------------------------------
Total other revenue                          $206,683  $183,462   $196,507
---------------------------------------------------------------------------

     * $5,866, $14,799 and $39,106 relates to securitizations in the fourth quarter of 1995, 1994 and 1993, respectively; and $12,390 relates to a securitization in the first quarter of 1993.

      For the years ended December 31, 1995, 1994 and 1993, the Company securitized portions of its capital lease portfolio amounting to $74,795, $259,061 and $561,943, with proceeds received of $86,762, $287,550 and $648,887, respectively. Included in other assets at December 31, 1995, is $61,490 of sales proceeds withheld by the purchasers on the 1995 and prior years' securitizations. This holdback, which acts as a credit enhancement for the purchasers, is repaid to the Company over the life of the securitized receivables. The securitization agreements provide for limited recourse to the Company for any uncollectible amounts. Under the agreements, the Company will service these accounts for the purchasers. A portion of the gains have been deferred representing service fees to be earned over the terms of the agreements plus an estimate of the losses under recourse provisions for the lease receivables securitized. At December 31, 1995 and 1994, $559,010 and $853,003, respectively, of receivables previously securitized remained outstanding. The Company's maximum exposure under these recourse provisions, in the unlikely event that all such receivables became uncollectible, amounted to $254,787 at December 31, 1995 and $353,143 at December 31, 1994. The Company has recorded a liability for the amount that it expects to reimburse the purchasers.

     On a periodic basis, the Company sells the guaranteed portion of SBA loans in the secondary market. The gain on these sales is 1) decreased by an adjustment to reduce the carrying value of the retained unguaranteed portion of the loan to its fair value and 2) adjusted for any excess servicing fees to be received.

7. DEBT

     For a discussion regarding the potential impacts of AT&T's announcement to sell its 86% interest in the Company, see Note 16.

Commercial Paper

     Commercial paper is generally issued at a discount. The maturities of commercial paper ranged up to eight months (with the majority maturing within 90 days) at December 31, 1995 and 1994. Interest rates ranged from 5.48% to 5.83% and 5.0% to 6.0% at December 31, 1995 and 1994, respectively. The discount amortized on commercial paper, which reflects the cost of such debt, amounted to $94,029, $69,341 and $64,790 in 1995, 1994 and 1993, respectively.

     To support the commercial paper issued, the Company has revolving credit facilities totaling $2.0 billion, all of which were available at December 31, 1995 and 1994. The majority of these facilities are renewed annually and contain certain restrictive financial covenants. The Company is in compliance with all covenants of these facilities. In addition, certain of the Company's foreign operations have short-term bank lines of credit of approximately $1.0 billion, of which approximately $638.0 million was unused at December 31, 1995. These facilities are generally renewed annually. Facility fees paid for the revolving and foreign credit arrangements were not material in 1995 or 1994.

     Data with respect to short-term notes (principally commercial paper) are as follows:

                                      1995           1994          1993
---------------------------------------------------------------------------
End of year balance, net            $2,212,351    $2,176,877    $1,546,562
Weighted average interest
 rate at December 31,                      5.9%          5.8%          3.3%
Highest month-end balance           $2,212,351    $2,176,877    $2,067,592
Average month-end balance (a)       $1,921,298    $1,741,872    $1,313,312
Weighted average interest rate (b)         5.3%          4.3%          3.3%
---------------------------------------------------------------------------

(a) The average month-end balance was computed by dividing the total of the outstanding month-end balances by the number of months.

(b) The weighted average interest rate during the year is calculated by dividing the interest charged for the year by the average month-end balance.

Medium and Long-term Debt

     Medium and long-term debt outstanding at December 31, 1995 and 1994, consisted of the following:

                                       Maturities      1995        1994
---------------------------------------------------------------------------
4.12% - 5.99% Medium-term notes       1995 - 1999  $  716,900    $  938,625
6.00% - 6.99% Medium-term notes       1995 - 2000   1,466,025       970,900
7.00% - 9.15% Medium-term notes       1995 - 2005   1,043,825       326,795
Floating rate Medium-term notes
  Interest periodically reprices
  based on various indices. As of
  December 31, 1995 and 1994, the
  average interest rate ranged from
  4.93%-5.74% and 5.79%-6.20%,
  respectively.                       1995 - 1997   1,129,500       980,000
Other long-term debt                  1995 - 2001     359,808       163,261
---------------------------------------------------------------------------

Total medium and long-term debt                    $4,716,058    $3,379,581
---------------------------------------------------------------------------

     The Company's medium and long-term debt matures as follows:

1996                                                             $2,168,515
1997                                                              1,401,476
1998                                                                794,821
1999                                                                163,169
2000                                                                 69,003
2001 and thereafter                                                 119,074
---------------------------------------------------------------------------
Total                                                            $4,716,058
---------------------------------------------------------------------------

     To reduce exposure to interest rate movements, the Company enters into interest rate swap agreements (see Note 13). The weighted average interest rate on average total debt outstanding, including the effect of these swaps, was 6.60% and 5.65% for the years ended December 31, 1995 and 1994, respectively.

     During 1995 and 1994, the Securities and Exchange Commission ("SEC") declared effective debt registration statements (which allow the Company to issue debt to the public) of $3.0 billion and $2.5 billion, respectively. As of December 31, 1995, all of the debt associated with the 1994 registration statement was issued and $2.0 billion was available for issuance under the Company's 1995 debt registration.

     As a result of the Restructuring (see Note 1), medium and long-term notes outstanding at March 31, 1993, entitled to the benefit of a Support Agreement between AT&T and Old Capital (which agreement was terminated in the Restructuring) became directly guaranteed by AT&T. At December 31, 1995 and 1994, the amount of such guaranteed debt was $319,200 and $747,895, respectively. In addition, as a result of the Restructuring, AT&T guaranteed the Company's recourse exposure of securitizations at March 31, 1993 (see Note 6) which amounted to $88,302 and $212,199 at December 31, 1995 and 1994, respectively.

8. SHAREOWNERS' EQUITY AND EARNINGS PER SHARE

     For a discussion regarding the potential impacts of AT&T's announcement to sell its 86% interest in the Company, see Note 16.

     During 1995, the Company's Board of Directors declared dividends totaling $.41 per share. In addition, on January 19, 1996, the Company's Board of Directors declared a quarterly dividend of $.11 per share to shareowners of record on February 9, 1996. The dividend is payable on February 29, 1996.

     On June 28, 1993, the Company affected a 402,500 for one stock reclassification. The par value of the stock remained at $.01 per share. Accordingly, common stock and additional paid-in capital have been restated to reflect the reclassification.

     On August 4, 1993, the Company sold common shares in an initial public stock offering and in a management stock offering. The shares issued represent approximately 14% of the total shares outstanding after the offerings. AT&T, through Old Credit and Old Capital, remains the owner of 40,250,000 shares. The net proceeds received by the Company from the sale of the common stock in the stock offerings were $115,092. Certain costs of the offerings not offset by the proceeds were borne by AT&T. Such proceeds did not include $17,788 of future proceeds attributable to the purchases of common stock in the management stock offering that were funded by recourse loans from the Company to certain senior executives of the Company.


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

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 1995 and 1994:

Cash and Cash Equivalents

     The carrying amount is a reasonable estimate of fair value.

Net Investment in Finance Receivables

     The fair value of the finance receivable portfolio is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Short-term Notes (Commercial Paper and Other Short-term Notes)

     The carrying amount is a reasonable estimate of fair value for commercial paper. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of other short-term notes.

Gross Profit Tax Deferral Payable to AT&T

     The fair value of the gross profit tax deferral is estimated by discounting the expected future cash flows using the Company's current cost of debt. Based on the AT&T announcement (see Note 16), this amount for 1995 has been calculated based on the assumption that the amount will be repaid by December 31, 1996.

Medium and Long-term Debt

     Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Interest Rate and Currency Swap Agreements

     The fair value of interest rate and currency swaps is estimated by discounting the expected future cash flows using the rate at which the Company could terminate the swaps in the market today.

Foreign Exchange Contracts

     The fair value of foreign exchange contracts is estimated based on current market quotes obtained from dealers for foreign exchange contracts with the same remaining terms.

Credit Facilities

     The fair value of the credit facilities are based on fees currently paid for similar arrangements.

     The following table summarizes the carrying and fair values of on-balance sheet instruments (as determined using the methods described above):

                                December 31, 1995      December 31, 1994
---------------------------------------------------------------------------
                               Carrying      Fair     Carrying      Fair
                                Amount       Value     Amount       Value
---------------------------------------------------------------------------
Assets:
  Cash and cash equivalents  $    3,961  $    3,961  $   54,464  $   54,464
  Net investment in finance
    receivables (Note 4)      1,800,636   1,844,617   1,452,947   1,432,070
Liabilities:
  Short-term notes (Note 7)   2,212,351   2,212,403   2,176,877   2,176,877
  Gross profit tax deferral
    payable to AT&T (Note 10)   248,902     237,845     214,066     184,238
  Medium and long-term debt
    (Note 7)                 $4,716,058  $4,844,594  $3,379,581  $3,319,101
---------------------------------------------------------------------------

     The following tables summarize the carrying and fair values of off-balance sheet financial instruments (as determined using methods described above):

--------------------------------------------------------------------------
                                            December 31, 1995
---------------------------------------------------------------------------
                                   Carrying Amount         Fair Value
                                 Receivable  Payable    Receivable  Payable
---------------------------------------------------------------------------
Interest rate swap agreements    $ 3,681   $(1,477)     $ 2,234   $(53,359)
Currency swap agreements             278    (1,185)       7,066     (8,235)
Foreign currency forward
  exchange contracts             $13,104   $  (814)     $(3,036)  $ (2,227)
---------------------------------------------------------------------------

                                             December 31, 1994
---------------------------------------------------------------------------
                                   Carrying Amount           Fair Value
                                 Receivable  Payable    Receivable  Payable
---------------------------------------------------------------------------
Interest rate swap agreements    $ 2,048   $(1,541)     $57,033   $ (4,726)
Currency swap agreements             290      (444)      11,200     (2,338)
Foreign currency forward
  exchange contracts             $ 6,036   $(2,710)      $2,852   $ (6,088)
---------------------------------------------------------------------------

     Matching maturities of its portfolio assets and debt is a key component of the financial strategy used by the Company to manage interest rate risk. Based on unaudited calculations performed by the Company, the increased fair value of the Company's debt has been offset by the increased fair value of the Company's portfolio assets at December 31, 1995. Likewise, at December 31, 1994, the decreased fair value of the Company's debt was offset by the decreased fair value of the Company's portfolio assets. The fair value of the Company's lease portfolio is not a required disclosure under SFAS No. 107, "Disclosure About Fair Value of Financial Instruments" and, therefore, only the fair value of the finance receivable portfolio has been disclosed.

     Hedging the net cash inflows from foreign denominated assets is a key component of the financial strategy used by the Company to manage its exposure to foreign currency fluctuations. Based on unaudited calculations performed by the Company, the decreased fair value of the Company's forward exchange contracts is generally offset by an increase in the fair value of the Company's foreign denominated assets.

     The Company has unused revolving credit facilities totaling $2.0 billion and approximately $638 million of unused foreign credit facilities. The fair value of the credit facilities is based upon fees currently paid for similar arrangements which are not material (see Note 7).

     At December 31, 1995 and 1994, the Company had a maximum exposure under limited recourse provisions related to asset securitizations, in the unlikely event that all such receivables became uncollectible, of $254,787 and $353,143, respectively. The Company has recorded a liability for the amount that it expects to reimburse the purchasers (see Note 6).


10. INCOME TAXES

     For a discussion regarding the potential impacts of AT&T's announcement to sell its 86% interest in the Company, see Note 16.

     The Company is included in the consolidated federal income tax return, and for certain states, combined state returns, of AT&T. AT&T does not expect to be subject to the alternative minimum tax ("AMT") provisions of the 1986 Tax Reform Act for 1995. Also, in 1993, the Company utilized all AMT credits arising from 1990 and 1992 AMT payments made. The Company's income tax expense would not have differed materially from that reported had the Company filed tax returns on a stand-alone basis.

     As part of an Intercompany Agreement, the Company has received interest free loans to the extent of the tax deferrals generated by transactions between AT&T and the Company. These interest free loans amounted to $248,902 and $214,066 at December 31, 1995 and 1994, respectively. The average balance outstanding for such loans was $245,869, $213,172 and $200,835 for the years ending December 31, 1995, 1994 and 1993, respectively. These amounts are repaid to AT&T as the temporary differences that generated the deferrals reverse. As discussed in Note 16, the Company is obligated to repay such loans if the Company were to cease being a member of AT&T's consolidated group for federal income tax purposes. Management is of the opinion that the Company has sufficient cash and credit resources to repay such loans if the Company were to cease being a member of AT&T's consolidated group for federal income tax purposes.

     At December 31, 1995 and 1994, taxes currently payable to AT&T and third parties were $30,589, and taxes currently receivable from AT&T and third parties were $23,286, respectively.

     Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes", which changed the method of accounting for income taxes from the deferred method to the liability method and requires deferred tax balances to be determined using the enacted income tax rates for the years in which these taxes will actually be paid or refunds received. In connection with such adoption, the Company recognized a charge to net income of $2.9 million as the cumulative prior years' effect of this accounting change. This change in accounting for income taxes had no effect on cash flows. Unless the U.S. Congress changes tax rates, the Company does not expect SFAS No. 109 to affect net income materially in future periods. Also during 1993, the Company recorded an additional $12.4 million to the provision for income taxes due to the increase in the highest federal corporate income tax rate from 34% to 35% of which $11.4 million relates to adjusting prior years deferred tax balances.

     The provision (benefit) for income taxes consisted of the following:

For the Years Ended December 31,         1995          1994         1993
---------------------------------------------------------------------------
Current:
  Federal                             $59,252       $(13,494)      $(8,948)
  State and local                      13,415        (23,150)       31,448
  Foreign                              10,789          3,538           611
--------------------------------------------------------------------------
Total current portion                  83,456        (33,106)       23,111
---------------------------------------------------------------------------
Deferred:
  Federal                              (5,460)        72,729        67,101
  State and local                         205         33,655       (23,682)
  Foreign                               2,483              -             -
---------------------------------------------------------------------------
Total deferred portion                 (2,772)       106,384        43,419
---------------------------------------------------------------------------
Total provision for income taxes      $80,684       $ 73,278       $66,530
---------------------------------------------------------------------------

     The Company recorded tax credits of $10,850 and $3,446 in 1995 and 1994, respectively. No tax credits were recorded in 1993.

     Deferred income tax (liabilities) assets are composed of the following:

                                                      At December 31,
                                                   1995            1994
--------------------------------------------------------------------------
Gross deferred income tax liabilities:
  Lease related differences                    $(692,442)      $(607,085)
  Other                                          (51,618)        (89,463)
--------------------------------------------------------------------------
Gross deferred income tax liabilities           (744,060)       (696,548)
--------------------------------------------------------------------------
Gross deferred income tax assets:
 Allowance for credit losses                     124,186         101,591
 Pensions                                         11,718           8,052
 State and foreign net operating losses           17,926          18,802
 Other                                            39,982          17,293
--------------------------------------------------------------------------
Gross deferred income tax assets                 193,812         145,738
--------------------------------------------------------------------------

Valuation allowance                               (5,048)         (4,477)
--------------------------------------------------------------------------

Net deferred income tax liabilities            $(555,296)      $(555,287)
--------------------------------------------------------------------------

     A valuation allowance has been recorded to offset related deferred tax assets due to the uncertainty of realizing the benefit of separate state net operating loss carryforwards and net operating loss carryforwards of foreign subsidiaries. State tax loss carryforwards of $290,098 related to various state jurisdictions expire in the following years:

1996                                                            $ 16,054
1997                                                              20,593
1998                                                              25,026
1999                                                              51,130
2000                                                              61,289
2001 and thereafter                                              116,006
---------------------------------------------------------------------------
Total                                                           $290,098
---------------------------------------------------------------------------


     A reconciliation between the federal statutory tax rate and the Company's effective tax rate is shown below:

For the Years Ended December 31,                      1995    1994    1993
---------------------------------------------------------------------------
Federal statutory income tax rate                     35.0%   35.0%   35.0%
State and local income taxes, net of federal
  income tax effect                                    4.2     3.9     3.7
Impact of federal tax rate increase on prior years
  deferred taxes                                         -       -     8.4
Tax exempt income                                     (1.6)   (1.7)   (0.8)
Goodwill                                               0.5     1.2     0.8
Other                                                  0.6     3.8     1.1
---------------------------------------------------------------------------

Effective tax rate                                    38.7%   42.2%   48.2%
---------------------------------------------------------------------------

     The Company has no available AMT credit carryforwards at December 31, 1995 to reduce future federal income taxes payable.

     For the years ended December 31, 1995, 1994 and 1993, the consolidated income (loss) before income taxes and cumulative effect of accounting change by domestic and foreign source was $210,296 and $(2,057), $177,662 and $(4,048), and $153,010 and $(14,970), respectively.


11. PENSION AND BENEFIT PLANS

     For a discussion regarding the potential impacts of AT&T's announcement to sell its 86% interest in the Company, see Note 16.

Pension

     Effective January 1, 1994, all employees of the Company and its domestic subsidiaries were covered by the AT&T Capital Corporation Retirement and Savings Plan ("RSP"), a qualified defined contribution plan.

     Under a defined contribution plan, the amount of future pension benefits is based solely on the amount contributed and the returns earned on those amounts. The RSP has a profit sharing component (including a cash or deferred arrangement) under Section 401(k) of the Internal Revenue Code and a money purchase component. The Company's annual contribution under the profit sharing component, which is discretionary above 5%, is expected to equal approximately 9% of employee pay (i.e., aggregate base salaries and annual incentives of participants in the RSP). In addition, the Company matches an amount equal to 66-2/3% of the first 6% of compensation that each employee contributes to the RSP under Section 401(k). RSP participants can select from a variety of funds within the RSP to invest their allotments. The Company recorded $14,367 and $13,525 of pension expense in 1995 and 1994, respectively, related to the RSP. In addition, in 1995 and 1994 the Company recorded pension expense of $2,431 and $1,366, respectively, in connection with RSP-related nonqualified defined contribution plans. The Company also sponsors various international plans which are available to certain employees of its international subsidiaries. The plans are similar to the RSP, in that they enable employees of the Company to contribute a percentage of their salary to provide for postretirement income. The Company recorded $1,412 and $1,034 of pension expense in 1995 and 1994, respectively, related to the various international plans.

     Prior to 1994, many of the Company's employees were covered by AT&T's noncontributory defined benefit pension plans. Also, through December 31, 1993, other eligible employees of several wholly owned subsidiaries of the Company were covered by an AT&T qualified defined contribution retirement plan, with provisions similar to the RSP. The Company recorded pension expense related to the AT&T noncontributory defined benefit plans of $4,457 in 1993. In addition, the Company recorded expenses of $6,312 in 1993 related to the AT&T qualified defined contribution retirement plan.

     On December 8, 1993, the Company sponsored three unfunded supplemental nonqualified defined benefit retirement plans, which became effective on January 1, 1994, that provide certain employees with additional benefits after retirement. Components of net periodic pension cost for the years ended December 31, were:

                                                          1995      1994
------------------------------------------------------------------------
Service cost - benefits earned                          $  456    $  575
Interest cost on projected benefit obligation              450       427
Amortization                                               365       374
------------------------------------------------------------------------
Net periodic pension cost                               $1,271    $1,376
------------------------------------------------------------------------

     The funded status of the plans at December 31 was:

                                                          1995      1994
------------------------------------------------------------------------
Accumulated benefit obligations:
   Vested benefit obligation                            $1,495    $1,119
   Non-vested benefit obligation                         5,471     2,578
         Total                                           6,966     3,697
   Additional benefits on estimated future salary        1,434     1,176
Total projected benefit obligation                       8,400     4,873

Plan assets at fair value                                    -         -

Unfunded projected benefit obligation                    8,400     4,873

Unrecognized prior service cost                          4,845     4,391
Unrecognized net loss (gain)                               945      (894)
Unrecognized transition obligation                           -         -
Additional liability                                     4,458     2,387
Accrued pension liability recorded                      $7,068    $3,763
------------------------------------------------------------------------

     At December 31, 1995 and 1994, respectively, the projected benefit obligation was determined using assumed discount rates of 7.0% and 8.75% and assumed long-term rates of increase in future compensation levels of 4.5% or 5.5%, depending on the plan. The decrease in the discount rate caused the obligation to increase. To illustrate, had the 1995 rate been 8.0% (1.0% higher), the 1995 total projected benefit obligation would have been lower by $1.2 million.

Share Performance Incentive Plan

     The Company's Share Performance Incentive Plan, as amended ("SPIP"), is designed to provide the opportunity for cash incentive awards to key employees at the end of five three-year performance periods. The first such period terminates on June 30, 1996, with each of the other performance periods ending on the annual anniversary of such date through and including June 30, 2000. These incentive awards are generally based on the performance of the Company's stock price and dividend yield relative to (1) the share performance of a select benchmark group of financial services companies, and (2) the interest rate on three-year treasury notes at the beginning of such performance period. The estimated compensation expense relating to the SPIP is charged against income over the respective performance periods.

Leveraged Stock Purchase Plan

     In 1993, the Company adopted the Leveraged Stock Purchase Plan ("LSPP") under which 2,000,000 shares of common stock and options to purchase common stock were reserved for purchase or grant. The terms and provisions of the LSPP required certain senior management employees to purchase an aggregate of 851,716 shares of common stock in conjunction with the Company's initial public offering at the offering price of $21.50 per share ("offering price"). The eligible employees had the option of borrowing from the Company, on a recourse basis, 88.5% to 97.7% of the purchase price of the shares. The recourse loans mature on August 4, 2000, and have a stated interest rate of 6.0% compounded on an annual basis. The purchased shares are pledged as collateral for the recourse loans. Sale of these shares is restricted prior to August 4, 1996, and is contingent upon repayment of the loan and certain other requirements. The recourse loans are shown on the balance sheet as a reduction of equity.

     In addition, under the LSPP, the same senior management employees were granted premium priced stock options which will provide participants with an opportunity to purchase up to 1,095,040 shares of Company stock at an exercise price equal to 125% of the offering price ($26.875 per share). The options are exercisable during the period from August 4, 1996, through August 4, 2003. Options canceled during 1995 and 1994 were 102,852 and 54,895, respectively. No options were canceled in 1993. Pursuant to the terms of the LSPP, no further purchases of stock, Company loans or option grants will be made under the LSPP subsequent to December 31, 1993.

Long Term Incentive Plan

     In 1993, the Company adopted a Long Term Incentive Plan ("LTIP") under which the Company may grant various stock-based and other awards to employees of the Company. The number of shares available for grant or purchase under the LTIP is 2,000,000. Similar to the LSPP, eligible employees purchasing stock under the LTIP have the option of borrowing from the Company, on a recourse basis, 88.5% to 97.7% of the purchase price of the shares. The recourse loans, which are due seven years from the loan date, have stated interest rates ranging from 6.0% to 7.92% compounded on an annual basis. The purchased shares are pledged as collateral for the recourse loans. Sale of these shares is prohibited for a three-year period and is contingent upon repayment of the loan and certain other requirements. The recourse loans are shown on the balance sheet as a reduction of equity. Awards under the LTIP will be made to executives and employees of the Company at the Company's discretion.

     The following table summarizes the option activity relating to the LTIP:

Shares Under Option                             Number      Price Per Share
---------------------------------------------------------------------------
Options granted in connection with
 initial public offering                        697,908              $21.50
Changes in 1993:
   Options canceled                             (11,605)             $21.50
---------------------------------------------------------------------------
Options outstanding at December 31, 1993        686,303              $21.50
Changes in 1994:
   Options exercised                               (274)             $21.50
   Options canceled                             (85,367)      $21.50-$26.15
   Options granted                              502,707       $21.81-$30.63
---------------------------------------------------------------------------
Options outstanding at December 31, 1994      1,103,369       $21.50-$30.63
Changes in 1995:
   Options exercised                            (16,978)      $21.50-$26.15
   Options canceled                             (79,605)      $21.50-$26.15
   Options granted                              345,036       $21.50-$47.03
---------------------------------------------------------------------------
Options outstanding at December 31, 1995      1,351,822       $21.50-$47.03
---------------------------------------------------------------------------
Options exercisable at December 31, 1995         59,157       $21.50-$26.56
Options exercisable at December 31, 1994          7,264       $21.50-$26.13
---------------------------------------------------------------------------

     In addition, the Company has awarded restricted stock under the LTIP to certain employees in consideration of services rendered. During 1995, 1994 and 1993, respectively, restricted stock awards of 19,967, 17,801 and 15,306 were made to employees under the LTIP.

     As of December 31, 1995 and 1994, respectively, 405,106 and 735,936 shares were available for issuance under the LTIP. The shares are not subject to stock appreciation right features.

Employee Stock Purchase Plan

     In April 1994, the Company's shareowners approved an employee stock purchase plan effective August 1, 1994. The AT&T Capital Corporation 1994 Employee Stock Purchase Plan ("ESPP") enables employees to purchase shares of AT&T Capital common stock at a discount. The price per share is 90% of the fair market value of the common stock at the time of its purchase. No compensation expense is recorded in connection with the ESPP. The maximum aggregate number of shares of common stock that may be purchased under the ESPP is 500,000. During 1995 and 1994, 27,965 and 13,484 shares were purchased by employees at prices ranging from $22.05 to $36.00 and $19.02 to $21.83 per share, respectively. At December 31, 1995, there were 458,551 shares available for offering under the ESPP.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. This standard is effective for fiscal years beginning after December 15, 1995 and will allow companies to choose either 1) a fair value method of valuing stock-based compensation plans which will affect reported net income, or 2) to continue following the existing accounting rules for stock option accounting but disclose what the impacts would have been had the new standard been adopted. The Company will choose the disclosure option of this standard which would require disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted on January 1, 1995. As a result, the adoption of this standard will not impact the Company's results of operations, financial position or cash flows.

Severance Plans

     In 1995, the Company's Compensation Committee and Board of Directors approved broad-based plans that provide for benefits to members upon certain terminations of employment. Such benefits are calculated using annual base pay and annual incentive awards as well as other factors. No accrual for these benefits have been reflected in the consolidated financial statement because the amount cannot be reasonably estimated. In addition, no estimate can be made of the impact of such benefits to the Company's financial position or operating results resulting from a plan of force reduction, if any, associated with the sale of the Company (see Note 16).

12. RELATED-PARTY TRANSACTIONS

     For a discussion regarding the potential impacts of AT&T's announcement to sell its 86% interest in the Company, see Note 16.

     The Company leases certain office facilities from AT&T and affiliates. Future minimum rental payments under noncancelable, long-term leases with AT&T and affiliates are as follows:

1996                                                               $ 5,465
1997                                                                 3,293
1998                                                                    96
1999                                                                    11
2000                                                                    11
2001 and thereafter                                                      4
--------------------------------------------------------------------------
Total                                                              $ 8,880
--------------------------------------------------------------------------

     Rental expense under existing leases with AT&T and affiliates amounted to $5,494, $4,101 and $7,998, in 1995, 1994 and 1993, respectively.

     The Company purchases services from AT&T and affiliates, including data processing, billing and collection, administration and other services. The Company's expenses for such services were $20,038 in 1995, $20,628 in 1994 and $32,320 in 1993.

     At December 31, 1995, 1994 and 1993, the Company was the lessor to AT&T of equipment comprising $176,369, $268,616 and $145,812 of capital leases and $220,507, $204,647 and $376,970 of equipment under operating leases, respectively. Revenue related to these leases was $105,787, $108,808 and $170,788 in 1995, 1994 and 1993, respectively.

     The Company also had an interest bearing intercompany debt payable to AT&T and affiliates of $18,265 at December 31, 1995 and an interest bearing intercompany note receivable from AT&T and affiliates of $40,105 at December 31, 1994 (see Note 7). The net interest income and expense associated with intercompany borrowing were not material in 1995, 1994 or 1993. Additionally, the Company had interest free loans related to tax agreements from AT&T at December 31, 1995 and 1994, respectively, of $248,902 and $214,066 (see Note
10).

     In 1993, AT&T and the Company entered into an Operating Agreement, pursuant to which AT&T provides the Company with the right to be the preferred provider of leasing and financing services for AT&T's products on a basis consistent with past practice. The Company and AT&T have also entered into an Intercompany Agreement whereunder, among other things, the Company manages and administers, for a fee, certain lease portfolios, including the Lease Finance Assets of Old Capital and Old Credit which were not transferred to the Company (see Note 1). During 1995, 1994 and 1993, the Company recognized service fee revenue of $7,608, $8,551 and $18,361, respectively, for such services.

     The Company is also party to Operating and License Agreements with AT&T. See Note 16 for a discussion of these agreements and the related potential impacts of AT&T's announcement to sell its 86% interest in the Company.

13. COMMITMENTS AND CONTINGENCIES

Derivative Financial Instruments

     In the normal course of business, the Company is routinely party to various derivative financial instruments. These financial instruments are used by the Company to reduce interest rate and foreign currency exposure, as well as to meet the financing needs of its customers.

     At both December 31, 1995 and 1994, in management's opinion, there was no significant risk of loss in the event of nonperformance of the counterparties to derivative contracts. There were no past due amounts, nor were there any reserves for credit losses on derivatives as of December 31, 1995, 1994 and 1993. Generally, the Company does not require collateral or other security to support financial instruments with credit risk. The Company has never experienced a credit related charge-off associated with derivative transactions.

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

     Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Generic swaps' notional amounts generally do not change for the life of the contract. Amortizing and accreting swaps' notional amounts generally change based upon a predetermined amortization or accretion schedule. Currency swaps generally involve the exchange of both principal and interest payments in distinct currencies.

     The notional amounts shown below for interest rate swaps represent an agreed upon amount on which calculations of amounts to be exchanged are based and for currency swaps also represent the U.S. equivalent of an amount exchanged. Notional amounts do not represent the Company's exposure. Rather, the Company's exposure is limited to the current fair value of the contracts with a positive fair value at the reporting date (see Note 9). A key assumption in the information below is that rates remain constant at the reporting date levels. To the extent that rates change, the variable interest rate information will change.

     Activity in interest rate and currency swaps which are all held for purposes other than trading for 1995 and 1994, is summarized as follows:

                      Generic   Amortizing  Generic
                         Pay        Pay       Pay     Currency
Notional Amounts        Fixed      Fixed    Floating    Swaps       Total
---------------------------------------------------------------------------
December 31, 1993  $1,139,000  $1,124,569   $450,000  $149,210  $2,862,779
Additions             607,800     285,972    175,000   129,860   1,198,632
Maturities/
 amortization        (175,000)   (445,568)  (450,000)  (57,253) (1,127,821)
Terminations                -           -          -         -           -
--------------------------------------------------------------------------
December 31, 1994   1,571,800     964,973    175,000   221,817   2,933,590
Additions             124,339     373,435    240,000   151,631     889,405
Maturities/
 amortization        (350,000)   (406,365)  (175,000) (108,455) (1,039,820)
Terminations         (225,000)    (59,400)         -         -    (284,400)
--------------------------------------------------------------------------
December 31, 1995  $1,121,139  $  872,643   $240,000  $264,993  $2,498,775
--------------------------------------------------------------------------

     The schedule of maturities at December 31, 1995 for interest rate and currency swaps which are all held for purposes other than trading is as follows:

                      Generic  Amortizing   Generic
                         Pay       Pay        Pay     Currency
                        Fixed     Fixed    Floating    Swaps       Total
---------------------------------------------------------------------------
Total notional
  amounts           $1,121,139   $872,643  $240,000   $264,993  $2,498,775
Weighted average
  pay rate                6.34%      6.21%     5.73%      7.06%       6.31%
Weighted average
  receive rate            5.83%      5.96%     5.80%      5.87%       5.88%
---------------------------------------------------------------------------

                           Generic Amortizing Generic
                          Pay       Pay        Pay    Currency
                         Fixed     Fixed    Floating    Swaps      Total
---------------------------------------------------------------------------
1996 Maturities        $534,321   $447,136  $240,000  $ 93,655  $1,315,112
Weighted average
  pay rate                 5.54%      5.86%     5.73%     6.31%       5.74%
Weighted average
  receive rate             5.80%      5.95%     5.80%     5.87%       5.86%

1997 Maturities        $ 94,329   $242,069         -  $ 85,549  $  421,947
Weighted average
  pay rate                 5.85%      6.37%        -      7.41%       6.46%
Weighted average
  receive rate             5.75%      5.96%        -      5.87%       5.90%

1998 Maturities        $255,818   $ 91,841         -  $ 61,615  $  409,274
Weighted average
  pay rate                 6.80%      6.79%        -      7.57%       6.91%
Weighted average
  receive rate             5.87%      6.06%        -      5.87%       5.91%

1999 Maturities        $201,680   $ 44,538         -  $ 19,836  $  266,054
Weighted average
  pay rate                 8.00%      6.70%        -      7.67%       7.76%
Weighted average
  receive rate             5.87%      5.98%        -      5.87%       5.89%

2000 Maturities        $  3,491   $ 22,806         -  $  4,338  $   30,635
Weighted average
  pay rate                 6.56%      6.35%        -      6.57%       6.41%
Weighted average
  receive rate             5.93%      5.87%        -      5.87%       5.88%

2001-2017 Maturities   $ 31,500   $ 24,253         -         -  $   55,753
Weighted average
  pay rate                 7.01%      7.75%        -         -        7.33%
Weighted average
  receive rate             5.87%      5.87%        -         -        5.87%
---------------------------------------------------------------------------

Foreign Currency Forward Exchange Contracts

     The Company enters into foreign currency forward exchange contracts to manage foreign exchange risk. The U.S. dollar equivalent of such contracts was $658,808 and $318,054 at December 31, 1995 and 1994, respectively. The Company enters into these contracts to hedge the cash flows associated with foreign currency denominated assets. The term of these contracts is rarely more than three years. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows resulting from these assets will be adversely affected by changes in exchange rates.

Other Commitments and Contingencies

     Certain regional office facilities and equipment of the Company are leased from unrelated parties with renewal options of one to five years. Rental expense to unrelated parties for the years ended December 31, 1995, 1994 and 1993 was $17,258, $14,202 and $9,626, respectively. Rental expense associated with sublease rentals on operating leases for 1995, 1994 and 1993, was $165, $115 and $419, respectively. Minimum annual rental commitments at December 31, 1995, under these operating lease agreements are as follows:

1996                                                               $11,318
1997                                                                 8,900
1998                                                                 2,964
1999                                                                 2,441
2000                                                                 1,332
2001 and thereafter                                                  2,431
---------------------------------------------------------------------------

Total                                                              $29,386
---------------------------------------------------------------------------

     The total of minimum rentals to be received in the future under noncancelable subleases related to operating leases as of December 31, 1995, was $11,841. The total of minimum rentals to be received in the future under noncancelable subleases related to capital leases (recorded as debt) as of December 31, 1995, was $109,290.

     In the normal course of business, the Company is subject to certain lawsuits and other claims. Such matters are subject to many uncertainties and the outcomes are not predictable with assurance. Consequently, the ultimate monetary liability or financial impact with respect to these matters at December 31, 1995 cannot be ascertained. While these matters could impact the operating results, management believes that after final disposition, any monetary liability or financial impact to the Company would not be material to the consolidated financial statements.


14. FOREIGN OPERATIONS

     The following data on other geographic areas pertain to operations that are located outside the U.S. (primarily Europe, Canada, the Asia/ Pacific Region, Mexico and South America). Net income (loss) includes certain allocated operating expenses and interest expense. Revenues between geographic areas are not material.

     A summary of the Company's operations by geographic area is presented below:

For the Years Ended December 31,            1995        1994         1993
--------------------------------------------------------------------------
Total Revenues:
  United States                        $1,370,672   $1,250,591  $1,274,615
  Foreign                                 206,363      133,488      84,974
--------------------------------------------------------------------------
Total                                  $1,577,035   $1,384,079  $1,359,589
--------------------------------------------------------------------------

Net Income (Loss):
  United States                        $  130,587   $  104,558  $   78,024
  Foreign                                  (3,032)      (4,222)     (9,428)
--------------------------------------------------------------------------
Total                                  $  127,555   $  100,336  $   68,596
--------------------------------------------------------------------------


At December 31,                             1995        1994         1993
--------------------------------------------------------------------------
Total Assets:
  United States                        $7,868,941   $7,148,737  $6,002,857
  Foreign                               1,672,318      873,186     406,869
--------------------------------------------------------------------------
Total                                  $9,541,259   $8,021,923  $6,409,726
--------------------------------------------------------------------------

15. QUARTERLY DATA  (Unaudited)

Quarters               First     Second      Third     Fourth        Total
1995
Total revenues       $362,814   $381,956   $395,881   $436,384   $1,577,035
Interest expense       93,998    100,806    106,086    110,150      411,040
Net income             25,083     27,912     32,472     42,088      127,555
Earnings per share       0.53       0.59       0.69       0.89         2.70
Stock price per share
      high             27.250     27.750     38.625     40.375            -
      low              21.625     24.000     27.125     35.750            -
Dividends declared   $   0.10   $   0.10   $   0.10   $   0.11   $     0.41

Quarters              First     Second      Third     Fourth        Total
1994
Total revenues       $326,012   $332,216   $348,368   $377,483   $1,384,079
Interest expense       60,107     65,654     68,942     77,109      271,812
Net income             15,805     18,901     25,040     40,590      100,336
Earnings per share       0.34       0.40       0.53       0.86         2.14
Stock price per share
      high             27.000     24.750     24.375     24.500            -
      low              22.875     21.625     21.375     19.750            -
Dividends declared   $   0.09   $   0.09   $   0.09   $   0.10   $     0.37
---------------------------------------------------------------------------

     Net income and earnings per share in the fourth quarters of 1995 and 1994, reflected certain securitization transactions (see Note 6).

     Earnings per share are computed independently for each quarter presented. Because of changes in the weighted average number of shares outstanding, the sum of the quarterly earnings per share may not equal the earnings per share for the year.

16. AT&T SALE OF THE COMPANY (See Note 1)

     On September 20, 1995, AT&T announced a plan to pursue the public or private sale of its remaining 86% interest in AT&T Capital. As noted in AT&T's 1995 Annual Report on Form 10-K, AT&T has stated that it cannot predict the timing or terms of any such transaction. On such date, AT&T also announced a plan to separate (the "Separation") into three publicly-held stand-alone global businesses that will each be focused on serving certain core businesses: communication services (to be carried on by the new AT&T), communications systems and technology (to be carried on by the newly formed Lucent Technologies Inc. ("Lucent")), and transaction-intensive computing (to be carried on by NCR Corporation ("NCR")). The Separation is to be accomplished via spin-offs of Lucent and NCR to AT&T's shareholders, which in the case of Lucent will be preceded by a public offering of less than 20% of its shares. The Separation is targeted by AT&T to be completed by the end of 1996, but remains subject to a number of conditions.

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

     Notwithstanding the Separation, the Operating Agreement between AT&T and the Company (pursuant to which the Company serves as AT&T's preferred provider of financing services and has certain related and other rights and privileges in connection with the financing of equipment marketed by AT&T to its customers) will remain in place with respect to AT&T, the initial term of which expires in August 2000. In addition, consistent with the terms of the Operating Agreement, comparable Operating Agreements are being put in place with NCR and Lucent, the initial terms of which expire in August 2000. While the Company is not able to evaluate if the Separation will affect AT&T's, Lucent's or NCR's equipment sales, any resulting change in the level of equipment sales by AT&T, Lucent and NCR would likely have a corresponding impact on the Company's future financing volumes associated with such sales.

     In addition, the Regional Bell Operating Companies (the "RBOCs"), which have historically been prohibited from manufacturing telecommunications equipment by the terms of the Modified Final Judgment entered into in connection with the divestiture of the RBOCs by AT&T in 1984, will be permitted to manufacture such equipment and compete with Lucent, subject to satisfying certain conditions, pursuant to telecommunications legislation recently enacted by Congress. It is possible that one or more of the RBOCs may decide to manufacture telecommunications equipment or form alliances with other manufacturers. Either of such developments could result in increased competition for Lucent, reduce the RBOCs' purchases of equipment from Lucent, and, consequently, adversely impact the Company's financing volumes.

     The planned change in the Company's ownership could, as described below, have certain significant effects on the Company.

Tax Deconsolidation (see Note 10)

     The Company is currently a member of AT&T's consolidated federal income tax group. If AT&T's ownership in the Company's common stock drops below 80%, the Company would cease to be a member of AT&T's consolidated federal income tax group ("Tax Deconsolidation"). In light of the announcement made by AT&T, it is expected that AT&T's ownership in the Company will decrease below 80% by the end of 1996.

     Many financings by the Company of products manufactured by AT&T or its affiliates (the "AT&T Entities") involve the purchase of such products by the Company and the contemporaneous lease of such products to third parties. While the Company is a member of AT&T's consolidated federal income tax group, the payment of taxes associated with certain transactions which qualify as true or operating leases for tax purposes is generally deferred until the products are depreciated or sold outside the consolidated federal income tax group (the amount of such taxes so deferred is herein referred to as "Gross Profit Tax Deferral").

     AT&T and the Company are parties to a Gross Profit Tax Deferral Interest Free Loan Agreement which provides that AT&T will from time to time extend interest free loans to the Company equal to the amount of the Gross Profit Tax Deferral. The Company is obligated to repay such interest free loans upon Tax Deconsolidation. Upon Tax Deconsolidation, the Company would no longer receive such loans, which have constituted a competitive advantage to the Company in financing AT&T products. The aggregate outstanding principal amount of such interest free loans was $248.9 million at December 31, 1995. In management's opinion, the Company has sufficient cash and credit resources to repay such loans in the event of a Tax Deconsolidation. Based on unaudited calculations performed by the Company, if a Tax Deconsolidation had occurred on December 31, 1995, and the Company had replaced such interest free loans with interest bearing debt, the Company's net income would thereafter be reduced annually by approximately $8.3 million. This estimate assumes that the Company refinanced the interest free loans at current market interest rates (which are subject to continual change).

License Agreement

     Pursuant to a License Agreement (the "License") with the Company, AT&T has licensed to the Company and certain of its subsidiaries certain trade names and service marks, including but not limited to the AT&T Capital Corporation, AT&T Credit Corporation, AT&T Systems Leasing and AT&T Automotive Services names. The License provides that if AT&T ceases to own more than 50% of the voting stock of the Company (as contemplated by AT&T's September 20, 1995 announcement), AT&T may require (upon one year's notice and generally at AT&T's expense) the Company to discontinue the use of the "AT&T" name as part of its corporate name. The Company's subsidiaries may, notwithstanding such event, continue to use the other AT&T licensed names (including NCR) and service marks pursuant to the License (e.g., as part of such subsidiaries' corporate names and for marketing purposes), subject to extensive restrictions on the use thereof in connection with the issuance of securities and incurrence of indebtedness.

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

Borrowing Performance  (see Note 7)

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

Compensation and Benefit Plans  (see Note 11)

     Awards under the Company's SPIP are generally based on the performance of the Company's stock price and dividend yield relative to the interest rate on three-year treasury notes and the total return on the stock of a specified peer group of financial services companies over three-year performance periods. If AT&T reduces its voting interest in the Company, certain provisions of the SPIP trigger the possible acceleration of certain of these cash awards for performance periods pending at such time.

     The SPIP has been amended, subject to shareholder approval, to provide that upon the consummation of a change in control transaction resulting in the common stock of the Company no longer being publicly traded ("Private Sale"), Maximum Payouts (as defined in the SPIP) associated with the pending and completed performance periods, will be paid to the participants. If it is assumed that a Private Sale occurs by year-end 1996, the Company estimates that it would incur a possible charge to net income between $7 and $15 million. Alternatively, if a Private Sale does not occur, but AT&T otherwise reduces its voting interest in the Company below 50%, coupled with the withdrawal by AT&T of the Company's rights under the License to use the "AT&T" name for certain corporate purposes a "Disaffiliation Event" would occur. If a Disaffiliation Event were to occur, awards for the pending performance periods would be accelerated and payable immediately to participants as an interim payout based upon performance through the date of such Disaffiliation Event, and the performance period would continue. While the Company does not know with certainty if and when a Disaffiliation Event will occur and what the relative performance of the Company's stock as measured against the benchmark group would be as of the date of such Disaffiliation Event, if it is assumed that a Disaffiliation Event occurs by year-end 1996 and that only the then pending performance periods are accelerated as provided in the SPIP, the Company estimates that it would incur a possible charge to net income between $0 and $15 million.

     In addition, the Company's compensation and benefit plans have various provisions associated with the sale of AT&T's interest in the Company, including the empowerment of the Compensation Committee of the Company's Board to accelerate vesting rights or repurchase stock options on behalf of the Company. Such actions of the Compensation Committee could have a material impact upon the Company's consolidated financial statements. However, due to the uncertainties and range of possible sale structures, the Company cannot estimate with certainty the impact AT&T's sale of its interest in the Company would have on its consolidated financial statements.

                              REPORT OF MANAGEMENT
                              --------------------

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

     The financial statements have been audited by Coopers & L.L.P., Independent Auditors. Their audits were conducted in accordance with generally accepted auditing standards and include a consideration of the internal control structure and substantive tests of transactions. Their report follows.





Thomas C. Wajnert
Chairman and
Chief Executive Officer





Edward M. Dwyer
Senior Vice President,
Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


To the Shareowners of AT&T Capital Corporation:


     We have audited the consolidated balance sheets of AT&T Capital Corporation and Subsidiaries at December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareowners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AT&T Capital Corporation and Subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 10 to the Consolidated Financial Statements, in 1993, the Company changed its method of accounting for income taxes.


                                       COOPERS & LYBRAND L.L.P.




1301 Avenue of the Americas
New York, New York
January 25, 1996

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in independent auditors and no disagreements with independent auditors on any accounting or financial disclosure during the past two years.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

The information set forth under the caption "Nominees for Election" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 19, 1996 (the "Proxy Statement") to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1995, is incorporated herein by reference.

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

     Thomas C. Wajnert, 52, has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since July 1993 and as a director of the Company since April 1993. From April 1993 to July 1993 Mr. Wajnert was President, Chief Executive Officer and Vice Chairman of the Board of Directors of the Company. From February 1990 to March 1993, Mr. Wajnert was President and Chief Executive Officer and a director of Old Capital. From October 1984 to May 1993, Mr. Wajnert was the Chief Executive Officer of Old Credit.

     Irving H. Rothman, 48, has served as Group President of the Company since April 1993. Together with Mr. Van Sickle, Mr. Rothman shares responsibility for the operations of the Company, with the heads of the Company's several business units reporting to Messrs. Rothman and Van Sickle jointly. From March 1992 to March 1993 Mr. Rothman served as Vice Chairman of Old Credit. From November 1991 to March 1993, Mr. Rothman was Group President of Old Capital. From March 1990 to January 1992, Mr. Rothman was president and Chief Operating Officer of Old Credit and from February 1990 to March 1993, Mr. Rothman was a director of Old Credit. From February 1988 to February 1990, Mr. Rothman was Executive Vice President and Chief Financial Officer of Old Credit.

     Charles D. Van Sickle, 53, has served as Group President of the Company since April 1993. Together with Mr. Rothman, Mr. Van Sickle shares responsibility for the operations of the Company, with the heads of the Company's business units reporting to Messrs. Van Sickle and Rothman jointly. From November 1991 to March 1993, Mr. Van Sickle was Group President of Old Capital and from March 1992 to March 1993, he was Vice Chairman of Old Capital's Capital Markets division. From January 1991 to March 1992 Mr. Van Sickle was President and Chief Operating Officer of Old Capital's Capital Markets division. From March 1990 to January 1991 and from November 1991 to March 1993, Mr. Van Sickle was a director of Old Credit. From February 1988 to January 1991, Mr. Van Sickle was a Senior Vice President of Old Credit's Capital Markets division.

     Edward M. Dwyer, 39, has served as Senior Vice President and Chief Financial Officer of the Company since October, 1995. From July 1994 to October 1995, Mr. Dwyer was Senior Vice President, Chief Financial Officer and Treasurer. From April 1993 to June 1994, Mr. Dwyer was Vice President and Treasurer of the Company. From July 1991 to March 1993, he was Vice President and Treasurer of Old Capital. From February 1990 to July 1991, Mr. Dwyer was Chief Financial Officer of Old Capital's Capital Markets division. From October 1989 to February 1990, he was Old Capital's Head of Business Planning.

     G. Daniel McCarthy, 46, has served as Senior Vice President, General Counsel, Secretary and Chief Risk Management Officer of the Company since April 1993. From February 1990 to March 1993, Mr. McCarthy was Senior Vice President, General Counsel, Secretary and Chief Risk Management Officer of Old Capital. From February 1988 to February 1990 he was Vice President, General Counsel and Secretary of Old Credit.

     Ruth A. Morey, 52, has served as Senior Vice President and Corporate Resource Officer of the Company since April 1993. From February 1990 to March 1993, Ms. Morey served as Senior Vice President and Chief Administrative Officer of Old Capital. From March 1989 to February 1991, Ms. Morey was Vice President of Old Credit's Human Resources division and from March 1990 to March 1993 she was a director of Old Credit. From 1987 to March 1989, Ms. Morey was the head of Old Credit's Human Resources division.

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

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K.

         (a) Documents filed as a part of the report:


         (1) Financial Statements:                          Page

             Consolidated Balance Sheets                      41
             Consolidated Statements of Income                43
             Consolidated Statements of Changes
                in Shareowners' Equity                        45
             Consolidated Statements of Cash Flows            46
             Notes to the Consolidated Financial
                Statements                                    48
             Report of Management                             82
             Report of Independent Auditors                   84


             (2) Financial Statement Schedules:

                   Schedule VIII - Valuation and Qualifying Accounts

                   Financial statement schedules other than the one listed above are omitted because the required information is included in the financial statements or notes thereto or because of the absence of conditions under which they are required.

                   Report of Independent Auditors

             (3)   Exhibits:

        Exhibit
        Number

        3(a). Restated Certificate of Incorporation of the registrant is incorporated by reference to Exhibit 3.1 of the registrant's
                 Registration Statement on Form S-1 [No. 33-49605], filed with the Securities and Exchange Commission.

        3(b). Amended and Restated By-laws of the registrant dated as of October
              21, 1994 is incorporated by reference to Exhibit 3(b) of the registrant's Annual Report on Form 10K [No. 1-11237] for the year ended December 31, 1994, filed with the Securities and Exchange Commission.

        4(a). Indenture dated as of July 1, 1993 between the registrant and Chemical Bank, Trustee (the "Indenture") is incorporated by reference to Exhibit 4A of the registrant's Registration Statement on Form S-3 [No. 33-49671] filed with the Securities and Exchange Commission.

        4(b). First Indenture Supplement dated as of June 24, 1994, to the
              Indenture is incorporated by reference to Exhibit 4A-2 of the registrant's Registration Statement on Form S-3 [No.33-54359] filed with the Securities and Exchange Commission.

        4(c). Instruments other than described above in 4(a) and 4(b) that define the rights of holders of long-term debt of the registrant and all of its consolidated subsidiaries, are omitted pursuant to
              Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

       10(a). Operating Agreement between the registrant and AT&T dated as of June 25, 1993 is incorporated by reference to exhibit 10.1 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(b). First Amendment to Operating Agreement between the registrant and AT&T dated January 5, 1995.

       10(c). Intercompany Agreement between the registrant and AT&T dated as of June 25, 1993 is incorporated by reference to Exhibit 10.2 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(d). License Agreement between the registrant and AT&T dated as of June
              25, 1993 is incorporated by reference to Exhibit 10.3 of the registrant's Registration Statement on Form S-1 [No. 33- 49605] filed with the Securities and Exchange Commission.

       10(e). Registration Rights Agreement between the registrant and AT&T dated as of June 25, 1993 is incorporated by reference to Exhibit
              10.4 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(f). Tax Agreements between the registrant and AT&T dated as of June
              25, 1993 is incorporated by reference to Exhibit 10.5 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(g). AT&T Capital Corporation 1993 Long Term Incentive Plan is incorporated by reference to Exhibit 10.9 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(h). Form of Stock Option Agreement under the 1993 Long Term Incentive
              Plan is incorporated by reference to Exhibit 10.10 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(i). Form of Restricted Stock Agreement under the 1993 Long Term
              Incentive Plan is incorporated by reference to Exhibit 10.11 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(j). Form of Director's Stock Option Agreement under the 1993 Long Term
              Incentive Plan is incorporated by reference to Exhibit 10.12 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(k). Form of Director's Restricted Stock Award under the 1993 Long Term
              Incentive Plan is incorporated by reference to Exhibit 10.13 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(l). AT&T Capital Corporation 1993 Leveraged Stock Purchase Plan is incorporated by reference to Exhibit 10.14 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(m). Form of Stock Purchase Agreement and related exhibits under the 1993 Leveraged Stock Purchase Plan is incorporated by reference to
              Exhibit 10.15 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(n). AT&T Capital Corporation 1993 Share Performance Incentive Plan is incorporated by reference to Exhibit 10.17 on the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(o). Amendment Number 1 to the 1993 Share Performance Incentive
              Plan dated November 14, 1995.

       10(p). Restructuring Agreement dated as of March 29, 1993, among the
              Registrant, Old Capital, Old Credit and AT&T is incorporated by reference to Exhibit 10.18 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(q). Credit Agreement dated as of June 30, 1995, among the registrant, the Banks listed therein and Morgan Guaranty Trust Company of New York, as Agent (five-year term).

       10(r). Credit Agreement dated as of June 30, 1995, among the registrant, the Banks listed therein and Morgan Guaranty Trust Company of New York, as Agent (364-day term).

       10(s). AT&T Capital Corporation 1993 Employee Compensation Adjustment
              Plan is incorporated by reference to Exhibit 10.21 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(t). AT&T Capital Corporation 1993 Deferred Compensation
              Plan as amended on October 21, 1994.

       10(u). AT&T Capital Corporation 1993 Financial Counseling Plan is incorporated by reference to Exhibit 10.22 of the registrant's Registration Statement on Form S-1 [No.33-49605] filed with the Securities and Exchange Commission.

       10(v). AT&T Capital Corporation 1994 Employee Stock Purchase Plan is incorporated by reference to Exhibit 4(c) of the registrant's Registration Statement on Form S-8 [No. 33- 54315] filed with the Securities and Exchange Commission.

       10(w). AT&T Capital Corporation 1995 Annual Incentive Plan is incorporated by reference to Exhibit 10(w) of the registrant's Annual Report on Form 10K [No. 1-11237] for the year ended December 31, 1994, filed with the Securities and Exchange Commission.

       10(x). AT&T Capital Corporation 1995 Senior Executive Annual Incentive
              Plan is incorporated by reference to Exhibit A of the registrant's definitive Proxy Statement dated March 20, 1995 issued in connection with the 1995 Annual Meeting of Stockholders.

       10(y). AT&T Capital Corporation Executive Benefit Plan as amended and restated effective as of December 4, 1995.

       10(z). AT&T Capital Corporation Supplemental Executive Retirement
              Plan effective January 1, 1994.

       10(aa).AT&T Capital Corporation Compensation Limit Excess Plan effective January 1, 1995.

       10(ab).Amendment to the AT&T Capital Corporation Compensation Limit
              Excess Plan dated October 1, 1995.

       10(ac).AT&T Capital Corporation Leadership Severance Plan effective October 2, 1995.

       10(ad).The Agreement between the registrant and AT&T dated
              January 5, 1996.

       11.    Computation of Earnings Per Share

       12.    Computation of Ratio of Earnings to Fixed Charges.

       21.    Subsidiaries of the registrant.

       23.    Consent of Coopers & Lybrand L.L.P.

       24(a). Powers of Attorney executed by officers and directors who signed this report.

       24(b). Certificate of Corporate Resolution.

       27.    Financial Data Schedule

       (b)  Reports on Form 8-K:
            Report on Form 8K dated October 11, 1995 was filed pursuant to Item 5 (Other Events).

                                                                   SCHEDULE VIII
                            AT&T CAPITAL CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (Dollars In Thousands)

 Column A       Column B     Column C    Column D     Column E    Column F
---------------------------------------------------------------------------
                                                       Other
                  Balance at           Charge-offs,  Additions/     Balance
                  Beginning               Net of    (Deductions)    at End
                  of Period  Additions  Recoveries       (a)      of Period
---------------------------------------------------------------------------
1995
Allowance for
 Credit Losses:
U.S.:
 Lease Financing(1)$113,735  $ 66,505    $ 34,890    $   (684)    $144,666
 Finance
  Receivables(2)     46,637    15,167       9,043        (154)      52,607
Foreign              16,056     4,542       2,837       8,186       25,947
--------------------------------------------------------------------------
Total              $176,428  $ 86,214    $ 46,770    $  7,348     $223,220
==========================================================================
1994*
Allowance for
 Credit Losses:
U.S.:
 Lease Financing(1)$ 95,196  $ 62,447    $ 32,919    $(10,989)    $113,735
 Finance
  Receivables(2)     56,974    13,488      21,347      (2,478)      46,637
Foreign               7,649     4,953       1,279       4,733       16,056
---------------------------------------------------------------------------
Total              $159,819  $ 80,888    $ 55,545    $ (8,734)    $176,428
===========================================================================
1993*
Allowance for
 Credit Losses:
U.S.:
 Lease Financing(1)$ 86,086  $ 91,605    $ 45,728    $(36,767)    $ 95,196
 Finance
  Receivables(2)     36,139    28,604      13,017       5,248       56,974
Foreign               1,736     3,469         284       2,728        7,649
--------------------------------------------------------------------------
Total              $123,961  $123,678    $ 59,029    $(28,791)    $159,819
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

*Amounts have been reclassified to conform to the 1995 presentation.

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------



Our report on the consolidated financial statements of AT&T Capital Corporation and Subsidiaries is included on page 84 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed as an exhibit on page 87 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in our report referred to above, the Company changed its method of accounting for income taxes in 1993.





                                            COOPERS & LYBRAND L.L.P.






1301 Avenue of the Americas
New York, New York
January 25, 1996

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 AT&T CAPITAL CORPORATION

                                                 By     Thomas C. Wajnert
                                                    -------------------------
                                                        Thomas C. Wajnert,
March 6, 1996                                      (Chairman and Chief Executive
                                                             Officer)



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

Principal Executive Officer:

T. C. Wajnert       Chairman and Chief
                    Executive Officer


Principal Financial Officer:

E. M. Dwyer         Senior Vice President,
                    Chief Financial Officer

                                              By      Thomas C. Wajnert
                                                  ----------------------------
Principal Accounting Officer:                        (Thomas C. Wajnert,
                                                    Attorney-in-fact* and
                                                    on his own behalf as
R. Oliu, Jr.        Vice President, Controller     Director and a Principal
                    and Chief Accounting Officer      Executive Officer).

Directors:
T. C. Wajnert
J. P. Clancey
J. P. Kelly                                       March 6, 1996
G. M. Lowrie
W. B. Marx, Jr.
R. A. McGinn
J. J. Melone
R. W. Miller                                     * by power of attorney
S. L. Prendergast
B. Walker, Jr.
M. J. Wasser

                                  EXHIBIT INDEX
Exhibit Number

        3(a). Restated Certificate of Incorporation of the registrant is incorporated by reference to Exhibit 3.1 of the registrant's
                 Registration Statement on Form S-1 [No. 33-49605], filed with the Securities and Exchange Commission.

        3(b). Amended and Restated By-laws of the registrant dated as of October
              21, 1994 is incorporated by reference to Exhibit 3(b) of the registrant's Annual Report on Form 10K [No. 1-11237] for the year ended December 31, 1994, filed with the Securities and Exchange Commission.

        4(a). Indenture dated as of July 1, 1993 between the registrant and Chemical Bank, Trustee (the "Indenture") is incorporated by reference to Exhibit 4A of the registrant's Registration Statement on Form S-3 [No. 33-49671] filed with the Securities and Exchange Commission.

        4(b). First Indenture Supplement dated as of June 24, 1994, to the
              Indenture is incorporated by reference to Exhibit 4A-2 of the registrant's Registration Statement on Form S-3 [No.33-54359] filed with the Securities and Exchange Commission.

        4(c). Instruments other than described above in 4(a) and 4(b) that define the rights of holders of long-term debt of the registrant and all of its consolidated subsidiaries, are omitted pursuant to
              Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

       10(a). Operating Agreement between the registrant and AT&T dated as of June 25, 1993 is incorporated by reference to exhibit 10.1 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(b). First Amendment to Operating Agreement between the registrant and AT&T dated January 5, 1995.

       10(c). Intercompany Agreement between the registrant and AT&T dated as of June 25, 1993 is incorporated by reference to Exhibit 10.2 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(d). License Agreement between the registrant and AT&T dated as of June
              25, 1993 is incorporated by reference to Exhibit 10.3 of the registrant's Registration Statement on Form S-1 [No. 33- 49605] filed with the Securities and Exchange Commission.

       10(e). Registration Rights Agreement between the registrant and AT&T dated as of June 25, 1993 is incorporated by reference to Exhibit
              10.4 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(f). Tax Agreements between the registrant and AT&T dated as of June
              25, 1993 is incorporated by reference to Exhibit 10.5 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(g). AT&T Capital Corporation 1993 Long Term Incentive Plan is incorporated by reference to Exhibit 10.9 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(h). Form of Stock Option Agreement under the 1993 Long Term Incentive
              Plan is incorporated by reference to Exhibit 10.10 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(i). Form of Restricted Stock Agreement under the 1993 Long Term
              Incentive Plan is incorporated by reference to Exhibit 10.11 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(j). Form of Director's Stock Option Agreement under the 1993 Long Term
              Incentive Plan is incorporated by reference to Exhibit 10.12 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(k). Form of Director's Restricted Stock Award under the 1993 Long Term
              Incentive Plan is incorporated by reference to Exhibit 10.13 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(l). AT&T Capital Corporation 1993 Leveraged Stock Purchase Plan is incorporated by reference to Exhibit 10.14 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(m). Form of Stock Purchase Agreement and related exhibits under the 1993 Leveraged Stock Purchase Plan is incorporated by reference to
              Exhibit 10.15 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(n). AT&T Capital Corporation 1993 Share Performance Incentive Plan is incorporated by reference to Exhibit 10.17 on the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(o). Amendment Number 1 to the 1993 Share Performance Incentive
              Plan dated November 14, 1995.

       10(p). Restructuring Agreement dated as of March 29, 1993, among the
              Registrant, Old Capital, Old Credit and AT&T is incorporated by reference to Exhibit 10.18 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(q). Credit Agreement dated as of June 30, 1995, among the registrant, the Banks listed therein and Morgan Guaranty Trust Company of New York, as Agent (five-year term).

       10(r). Credit Agreement dated as of June 30, 1995, among the registrant, the Banks listed therein and Morgan Guaranty Trust Company of New York, as Agent (364-day term).

       10(s). AT&T Capital Corporation 1993 Employee Compensation Adjustment
              Plan is incorporated by reference to Exhibit 10.21 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(t). AT&T Capital Corporation 1993 Deferred Compensation
              Plan as amended on October 21, 1994.

       10(u). AT&T Capital Corporation 1993 Financial Counseling Plan is incorporated by reference to Exhibit 10.22 of the registrant's Registration Statement on Form S-1 [No.33-49605] filed with the Securities and Exchange Commission.

       10(v). AT&T Capital Corporation 1994 Employee Stock Purchase Plan is incorporated by reference to Exhibit 4(c) of the registrant's Registration Statement on Form S-8 [No. 33- 54315] filed with the Securities and Exchange Commission.

       10(w). AT&T Capital Corporation 1995 Annual Incentive Plan is incorporated by reference to Exhibit 10(w) of the registrant's Annual Report on Form 10K [No. 1-11237] for the year ended December 31, 1994, filed with the Securities and Exchange Commission.

       10(x). AT&T Capital Corporation 1995 Senior Executive Annual Incentive
              Plan is incorporated by reference to Exhibit A of the registrant's definitive Proxy Statement dated March 20, 1995 issued in connection with the 1995 Annual Meeting of Stockholders.

       10(y). AT&T Capital Corporation Executive Benefit Plan as amended and restated effective as of December 4, 1995.

       10(z). AT&T Capital Corporation Supplemental Executive Retirement
              Plan effective January 1, 1994.

       10(aa).AT&T Capital Corporation Compensation Limit Excess Plan effective January 1, 1995.

       10(ab).Amendment to the AT&T Capital Corporation Compensation Limit
              Excess Plan dated October 1, 1995.

       10(ac).AT&T Capital Corporation Leadership Severance Plan effective October 2, 1995.

       10(ad).The Agreement between the registrant and AT&T dated
              January 5, 1996.

       11     Computation of Earnings Per Share

       12     Computation of Ratio of Earnings to Fixed Charges.

       21     Subsidiaries of the registrant.

       23     Consent of Coopers & Lybrand L.L.P.

       24(a). Powers of Attorney executed by officers and directors who signed this report.

       24(b). Certificate of Corporate Resolution.

       27.    Financial Data Schedule