Form 10-Q
period 1996-03-31
AT&T CAPITAL CORP /DE/
filed 1996-05-15
CIK 897708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1996

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

Yes  X     No
   -----      -----


    At April 30, 1996, 46,979,425 shares of the registrant's common stock, par value $.01 per share, were outstanding.

                                                                       FORM 10-Q


                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, except per share amounts)
                                   (Unaudited)

                                        For the Three Months
                                           Ended March 31,

                                           1996         1995
                                         -------       -------
Revenues:
 Finance revenue                        $ 47,252      $ 38,785
 Capital lease revenue                   162,370       135,432
 Rental revenue on operating
  leases (A)                             158,079       132,961
 Equipment sales                          18,706         7,932
 Other revenue, net                       52,867        47,704
                                         -------       -------
Total Revenues                           439,274       362,814

Expenses:
 Interest                                113,587        93,998
 Operating and
  administrative                         122,368       113,481
 Depreciation on operating
  leases                                 102,391        85,253
 Cost of equipment
  sales                                   16,041         7,052
 Provision for credit
  losses                                  25,304        21,055
                                         -------       -------
Total Expenses                           379,691       320,839
                                         -------       -------

Income before income taxes                59,583        41,975

Provision for income taxes                22,539        16,892
                                         -------       -------

Net Income                              $ 37,044      $ 25,083
                                         =======       =======



                                 (Continued)

                                                                       FORM 10-Q


                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Continued)
                (Dollars in Thousands, except per share amounts)
                                   (Unaudited)


                                         For the Three Months
                                            Ended March 31,

                                           1996          1995
                                          ------        ------

 Earnings per common
  share (Note 2)                         $   .78       $   .53
                                          ======        ======

 Weighted average shares
  outstanding (thousands)                 47,487        47,004
                                          ======        ======

 (A) Includes $23,216 and $20,680 for the three months ended March 31, 1996 and 1995, respectively, from AT&T Corp.("AT&T") and its affiliates.







     The accompanying notes are an integral part of these Consolidated Financial Statements.

                                                                       FORM 10-Q


                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                         March 31,       December 31,
                                            1996             1995
                                        (Unaudited)
                                        -----------        ---------

ASSETS:
Cash and cash equivalents               $   14,036        $    3,961
Net investment in finance
 receivables                             1,847,984         1,800,636
Net investment in capital
 leases                                  6,176,665         6,187,131
Net investment in operating
 leases, net of accumulated
 depreciation of $672,507 in
 1996 and $642,728 in 1995               1,161,693         1,117,636
Deferred charges and other assets          407,388           431,895
                                         ---------         ---------

Total Assets                            $9,607,766        $9,541,259
                                         =========         =========

LIABILITIES AND SHAREOWNERS' EQUITY:
Liabilities:
Short-term notes, less
 unamortized discounts of
 $6,581 in 1996 and $9,698 in
 1995                                   $1,693,437        $2,212,351
Deferred income taxes                      546,870           555,296
Income taxes and other payables            540,035           581,000
Payables to AT&T and affiliates            297,079           360,429
Medium and long-term debt                5,380,702         4,716,058
Commitments and contingencies
                                         ---------         ---------

Total Liabilities                       $8,458,123        $8,425,134
                                         ---------         ---------


                                  (Continued)

                                                                       FORM 10-Q


                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                             (Dollars in Thousands)


                                         March 31,          December 31,
                                           1996                 1995
                                        (Unaudited)
                                        -----------           ---------

Shareowners' Equity (Note 2):
Common stock, one cent par value:
 Authorized 100,000,000 shares,
 issued and outstanding, 46,977,706
 shares in 1996 and 46,968,810 shares
 in 1995                                $      470           $      470
Additional paid-in capital                 783,579              783,244
Recourse loans to senior executives        (20,637)             (20,512)
Foreign currency translation
  adjustments                                 (747)              (2,173)
Retained earnings                          386,978              355,096
                                         ---------            ---------
Total Shareowners' Equity                1,149,643            1,116,125
                                         ---------            ---------

Total Liabilities and
 Shareowners' Equity                    $9,607,766           $9,541,259
                                         =========            =========





     The accompanying notes are an integral part of these Consolidated Financial Statements.

                                                                       FORM 10-Q


                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                 For The Three Months
                                                    Ended March 31,

                                                 1996           1995*
                                               ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $   37,044      $   25,083
Noncash items included in income:
   Depreciation and amortization                 103,868          98,038
   Deferred taxes                                 (5,825)         20,809
   Provision for credit losses                    25,304          21,055
   Gain on receivables securitizations            (5,041)              -
   Gain on SBA and other loan sales               (3,150)         (1,860)
Decrease in deferred charges and
   other assets                                   17,099          54,189
Decrease in income taxes and
   other payables                                (20,439)        (45,171)
Increase (decrease) in payables to AT&T and
   affiliates                                        953          (2,881)
                                               ---------       ---------

Net Cash Provided by Operating Activities        149,813         169,262
                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets, net                  (1,406)         (2,595)
Purchase of businesses, net of cash acquired           -         (73,773)
Purchase of finance asset portfolios                   -         (13,122)
Financings and lease equipment purchases      (1,382,125)     (1,243,336)
Principal collections from customers,
 net of amounts included in income               984,602         975,802
Cash proceeds from receivables
 securitizations                                  85,770          60,347
Cash proceeds from SBA and other loan sales       40,419          25,611
                                               ---------       ---------
Net Cash Used for Investing Activities         $(272,740)      $(271,066)
                                               ---------       ---------

                              (Continued)

                                                                       FORM 10-Q

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                   For The Three Months
                                                     Ended March 31,

                                                     1996        1995*
                                                  --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term notes, net                $(518,914)    $(654,816)
Additions to medium and long-term debt             953,423       999,507
Repayments of medium and long-term debt           (278,099)     (328,270)
(Decrease) increase in payables to AT&T
   and affiliates                                  (18,246)       35,611
Dividends paid                                      (5,162)       (4,692)
                                                  --------      --------
Net Cash Provided by Financing
 Activities                                        133,002        47,340
                                                  --------      -------

Net Increase (decrease) in Cash and Cash
   Equivalents                                      10,075       (54,464)

Cash and Cash Equivalents at Beginning of Period     3,961        54,464
                                                  --------      --------

Cash and Cash Equivalents at End of Period       $  14,036     $       -
                                                  ========      ========


Non-Cash Investing and Financing Activities:

   In the first three months of 1996 and 1995, the Company entered into capital lease obligations of $2,431 and $8,413, respectively, for equipment that was subleased.

   In the first three months of 1995, the Company assumed debt of $431,171 in conjunction with acquisitions.


   *  Certain  1995   amounts  have  been   restated  to  conform  to  the  1996
presentation.


   The accompanying notes are an integral part of these Consolidated Financial Statements.

                                                                       FORM 10-Q


                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by AT&T Capital Corporation and its subsidiaries ("AT&T Capital" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. The results for interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.  Shareowners' Equity and Earnings Per Share

     The computation of earnings per share is based upon the weighted average number of common shares outstanding plus common share equivalents arising from the effect of dilutive stock options using the treasury stock method. Fully dilutive earnings per common share are not presented since the dilution is less than 3%.

     On April 19, 1996 the Company's Board of Directors declared a first quarter dividend of $.11 per share. The dividend is payable May 31, 1996 to shareowners of record as of the close of business on May 10, 1996.

3.  Recent Pronouncements

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. It allows companies to choose either 1) a fair value method of valuing stock-based compensation plans which will affect reported net income, or 2) to continue to follow the existing accounting rules for stock option accounting but disclose what the impacts would have been had the fair value method been adopted. The Company adopted the disclosure alternative which requires annual disclosure of the pro forma net income and earnings per share amounts assuming the fair value method was adopted on January 1, 1995. As a result, the adoption of this standard did not have any impact on the Company's consolidated financial statements.


                                                                       FORM 10-Q

4.  Recent Events

     On September 20, 1995, AT&T announced a plan to pursue the public or private sale of its remaining 86% interest in AT&T Capital. As noted in AT&T's 1995 Annual Report on Form 10-K, AT&T has stated that it cannot predict the timing or terms of any such transaction. On such date, AT&T also announced a plan to separate (the "Separation") into three publicly-held stand-alone global businesses. The Separation is targeted by AT&T to be completed by the end of 1996, subject to certain conditions. For a more detailed discussion of AT&T's restructuring plans and their potential impacts on the Company, see Note 16 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     In the second quarter of 1996, the Company executed an Operating Agreement with each of Lucent Technologies Inc. ("Lucent") and NCR Corporation ("NCR"), and entered into letter agreements with each of Lucent and NCR regarding the applicability to each of Lucent and NCR of specified provisions of the License Agreement and the Intercompany Agreement between the Company and AT&T. The full texts of the Operating Agreements and letter agreements with Lucent and NCR are filed as Exhibits to this Quarterly Report on Form 10-Q. Based on periodic discussions with representatives of Lucent, the Company has paid a sales assistance fee to Lucent, which fee is related to the volume of the Company's Lucent-related business. (Under the terms of its Operating Agreement with the Company, Lucent is prohibited from accepting a sales assistance fee from any other provider of leasing services.) The Company is negotiating with Lucent to put in place a formal arrangement with respect to the sales assistance fee for the balance of the initial term of the Operating Agreement. The current proposal would result in sales assistance fee payments generally comparable to those paid in 1995 (which were substantially in excess of the sales assistance fee payments in earlier years), and with increases tied to increases in the Company's volume of Lucent-related business.

     In addition, on April 30, 1996, the Company issued a press release which stated, in pertinent part, as follows:

     "AT&T Capital Corporation announced that AT&T Corp. (AT&T), its 86% shareowner, delivered a letter to it today requesting it to effect the registration of 30,879,656 shares of the Company's common stock for sale by AT&T, as selling stockholder. After the consummation of any such offering, AT&T would own 9,370,344 shares of the Company's common stock, which represents approximately 20 percent of AT&T Capital's currently outstanding common stock.

         The request was made under terms of a Registration Rights Agreement that the Company entered into with AT&T in June 1993. AT&T said in its letter that it `wishes to complete the offering as soon as possible'. The Company expects that it will be in a position to file a registration statement with the SEC by the end of May. The timing of any filing or offering would be subject to market conditions. AT&T also noted that it would be appropriate for AT&T Capital to continue to explore private sale alternatives."

         In response to this letter, the Company is in the process of preparing a registration statement, and is also continuing to explore private sale alternatives.

                                                                       FORM 10-Q


                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Three months ended March 31, 1996 vs. March 31, 1995

     Unless otherwise indicated, all period to period comparisons represent activity or balances at or for the three months ended March 31, 1996 versus March 31, 1995.

     Net income of $37.0 million increased $12.0 million, or 47.7%. Earnings per share were $.78, a 47.2% increase over the $.53 reported in 1995. The respective increases in net income and earnings per share were generated principally through increased portfolio revenues resulting from a higher level of average net portfolio assets, a gain on a $75.2 million lease receivables securitization, a lower effective tax rate and increased computer trading activity. Partially offsetting the increased portfolio revenues were higher interest expense and operating and administrative expenses associated with a higher level of portfolio assets, as well as a higher provision for credit losses.

     Finance revenue of $47.3 million increased $8.5 million, or 21.8%. An 18.2% increase in the average net finance receivables accounted for $7.1 million of the finance revenue increase. The increase in average yield to 10.38% from 10.07% contributed the remaining $1.4 million. The improved yield is primarily due to the increased level of higher yielding products in the Company's large-ticket specialty and structured finance portfolios.

     Capital lease revenue of $162.4 million increased $26.9 million, or 19.9%, due primarily to a 16.5% increase in the average net capital lease portfolio. The increase in the capital lease portfolio was experienced primarily in the Company's small ticket leasing portfolios and non-U.S. businesses. The overall yield increased to 10.40% from 10.19% relative to the comparable prior year period.

     Rental revenue on operating leases of $158.1 million increased $25.1 million, or 18.9%. Depreciation expense on operating leases of $102.4 million increased $17.1 million, or 20.1%. Rental revenue less associated depreciation ("operating lease margin") was $55.7 million, or 35.2% of rental revenue, compared with $47.7 million, or 35.9% of rental revenue for the comparable prior year period. The decreased operating lease margin percent in 1996 relates primarily to increased depreciation on certain computer-related assets offset, in part, by continued higher margins in the testing and diagnostic equipment portfolio.

                                                                       FORM 10-Q


     Net interest margin (finance revenue, capital lease revenue and rental revenue, less depreciation on operating leases and interest expense) of $151.7 million or 6.57% of average net portfolio assets was relatively consistent with the comparable prior year period. The net interest margin percentage was adversely impacted by the increase in the Company's average cost of debt to 6.52% from 6.39% and the increase in the debt to equity ratio to 6.15 from 5.90. However, these effects were offset by an increase in total portfolio yield to 11.54% from 11.42% a year ago.

     Revenue from sales of equipment of $18.7 million increased from $7.9 million. Similarly, cost of equipment sales of $16.0 million increased from $7.1 million. Equipment sales revenue less associated cost of equipment sales ("equipment sales margin") was $2.7 million, or 14.2% of equipment sales revenue this quarter and $.9 million, or 11.1% the prior year quarter. The Company is experiencing higher equipment sales and equipment sales margin generally due to a heightened demand for IBM mainframes, as well as trading activity in a higher margin mid-range computer business which was acquired last June.

     Other revenue of $52.9 million increased $5.2 million, or 10.8%. The increase resulted primarily from a $5.0 million pre-tax gain relating to a securitization of $75.2 million of lease receivables in 1996. No lease receivables were securitized during the first quarter of 1995. The Company anticipates that quarterly securitizations will continue to be a source of financing depending on the Company's debt to equity ratio, market conditions and other factors.

     Average borrowings outstanding increased 18.3%, or $1.1 billion, to $7.0 billion primarily due to growth in the Company's portfolio assets and an increase in the debt to equity ratio to 6.15 from 5.90. Interest expense of $113.6 million increased 20.8%, or $19.6 million of which $17.2 million is due to higher average borrowings. The remaining increase resulted from a higher average cost of debt in 1996. The Company's average 1996 interest rate on borrowings was 6.52% as compared to 6.39% for 1995. The increase in the Company's 1996 average cost of debt is consistent with the trend experienced during fiscal 1995 when the Company issued new debt at higher average rates than the debt that matured.

                                                                       FORM 10-Q


     Operating and  administrative  expenses of $122.4  million  increased  $8.9 million, or 7.8%, in 1996, from the comparable prior year period. Higher expenses are primarily due to managing a higher level of portfolio assets. At March 31, 1996, annualized operating and administrative expenses to total quarter end assets decreased to 5.09% from the comparable prior year period rate of 5.36%. This decrease can be attributed to some of the Company's businesses more fully utilizing their infrastructure, increased operating efficiencies and increases in assets financed. The Company's goal is to reach 4.5% or lower within the next couple of years.

     See "Credit Quality" below for a discussion of the provision for credit losses.

     The effective income tax rate was 37.8% and 40.2% for 1996 and 1995, respectively. The decrease in the overall effective tax rate is due to several factors, including a lower impact of both state and foreign taxes, a decrease in the effect of non-tax deductible goodwill and other factors.

     The Company's non-AT&T businesses continue to make improved contributions. For the 1996 first quarter, non-AT&T businesses represented 65.7%, 60.8% and 29.0% of the Company's total assets, revenues and net income, respectively. That compares favorably to 63.0%, 55.4% and a loss of (1.5%), of the Company's total assets, revenues and net income, respectively, for the 1995 first quarter. The increase in the net income percentage was due to growth in certain small-ticket, large-ticket specialty and structured finance and automobile portfolios, as well as a securitization of lease receivables in 1996. Without such securitization, the non-AT&T businesses would have contributed 23% of the total Company's net income for the first quarter of 1996.

CREDIT QUALITY

     The active management of credit losses is an important element of the Company's business. The Company seeks to minimize its credit risk through diversification of its portfolio assets by customer, industry segment, geographic location and maturity. The Company's financing activities have been spread across a wide range of equipment types (e.g., telecommunications, general equipment (such as general office, manufacturing and medical equipment), information technology and transportation) and real estate and a large number of customers located throughout the United States and, to a lesser extent, abroad.

                                                                       FORM 10-Q

     The following chart (dollars in millions) reflects the Company's portfolio credit performance indicators:

                                                       At             At
                                                    March 31,     December 31,
                                                  1996     1995      1995
- ------------------------------------------------------------------------------
Allowance for credit losses                      $230.5   $194.0   $223.2
Nonaccrual assets                                $130.2   $124.1   $118.5
Net charge-offs*/Portfolio assets                  .54%     .64%     .50%
Allowance for credit losses/Portfolio assets      2.45%    2.35%    2.39%
Nonaccrual assets/Portfolio assets                1.38%    1.50%    1.27%
Delinquency (two months or greater)               1.92%    1.57%    1.46%

(*) Net charge-offs are based upon the twelve months ended March 31, 1996 and 1995 and December 31, 1995.

     The 1996 first quarter provision for credit losses of $25.3 million increased $4.3 million, or 20.2% compared to the 1995 first quarter. This increase is reflective of the higher dollar amount of nonaccrual assets and delinquencies. These increases are due primarily to a large financing and increased retail industry-related accounts.

     Subsequent to March 31, 1996, the Company placed a $24.0 million loan on nonaccrual status as a result of information received after the quarter end. If this loan had been placed on nonaccrual status at March 31, 1996, the Nonaccrual assets/Portfolio assets ratio at such date would have been 1.72%. Based on the terms and conditions of the loan and the underlying collateral value, management believes that the Company will recover its investment.

     The Company maintains an allowance for credit losses at a level management believes is adequate to cover estimated losses in the portfolio based on a review of historical loss experience, a detailed analysis of delinquencies and problem portfolio assets, and an assessment of probable losses in the portfolio, as a whole, given its diversification. Management also takes into consideration the potential impact of existing and anticipated economic conditions.

FINANCIAL CONDITION

     Net portfolio assets increased $.1 billion to $9.2 billion at March 31, 1996 compared to December 31, 1995. All of the first quarter growth was internally generated as no portfolios or businesses were purchased. In addition, the growth was slightly offset by a $75.2 million securitization of lease receivables as well as the sale of Small Business Administration (SBA) and other loans. Both the composition of the portfolio assets by financing product as well as by type of equipment or asset financed remained relatively consistent with December 31, 1995. In addition, the increase was shared approximately evenly between U.S. and foreign businesses.

                                                                       FORM 10-Q

     At March 31, 1996, the total portfolio assets managed by the Company on behalf of others (including assets formerly owned by the Company and that were previously securitized) was $2.2 billion, approximately the same as at December 31, 1995. The addition of lease receivables securitized in the first quarter were offset by the normal run-off. Of the total assets managed by the Company on behalf of others, 68.7% at March 31, 1996 and 68.0% at December 31, 1995 were assets managed on behalf of AT&T and its affiliates.

LIQUIDITY AND CAPITAL RESOURCES

     In the first three months of 1996, the Company issued commercial paper of $5.8 billion and made repayments of $6.3 billion, and issued medium and long-term debt of $1.0 billion and repaid $.3 billion. In the first three months of 1995, the Company issued commercial paper of $6.6 billion and made repayments of $7.2 billion and issued medium and long-term debt of $1.0 billion and repaid $.3 billion.

     During the three month periods ended March 31, 1996 and 1995, principal collections from customers, proceeds from securitized receivables and proceeds from SBA and other loan sales of $1.1 billion were received. These receipts were primarily used for finance receivables and lease equipment purchases (including purchases of finance asset portfolios and businesses in 1995) of $1.4 billion and $1.3 billion in the first quarter of 1996 and 1995, respectively.

     On February 29, 1996 the Company paid a dividend of eleven cents per share to shareowners of record as of February 9, 1996. In addition, on April 19, 1996, the Company's Board of Directors declared a first quarter dividend of eleven cents per share. The dividend will be payable on May 31, 1996 to shareowners of record at close of business on May 10, 1996.

     In September 1995, the Company registered with the SEC $3.0 billion of debt securities (including medium-term notes) and warrants to purchase debt securities, currency warrants, index warrants and interest rate warrants. At March 31, 1996 $2.0 billion of medium-term debt was outstanding under such debt registration.

     In June 1995, the Company renewed its back-up credit facility of $2.0 billion. This facility, negotiated with a consortium of 35 lending institutions, supports the commercial paper issued by the Company. At March 31, 1996, this facility was unused. The Company also has available local lines of credit to meet local funding requirements in Europe, the Asia/Pacific Region and Canada of approximately $1.0 billion, of which approximately $.6 billion was unused at March 31, 1996.

     The Company has, from time to time, borrowed funds directly from AT&T, including on an interest-free basis pursuant to tax agreements. These interest-free loans amounted to $248.9 million at March 31, 1996. These sources of funds would not be available and outstanding loans would need to be repaid if the Company were to cease being a member of AT&T's consolidated group for federal income tax purposes as would happen upon the sale by AT&T of its interest in the Company (see Note 4 to the unaudited consolidated financial statements). Management believes the Company has sufficient financial resources to repay these loans.

                                                                       FORM 10-Q

     The Company anticipates obtaining necessary external financing through issuances of commercial paper and medium and long-term notes, available lines of credit for certain foreign operations and, to a lesser extent, asset-backed financings (or securitizations).

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

ASSET AND LIABILITY MANAGEMENT

     AT&T Capital's asset and liability management process takes a coordinated approach to the management of interest rate and foreign currency risks. The Company's overall strategy is to match the duration and average cash flows of its borrowings with the duration and average cash flows of its portfolio assets, as well as the currency denominations of its borrowings with those of its portfolio assets, in a manner intended to reduce the Company's interest rate and foreign currency exposure. For a discussion describing certain key elements of this process, including AT&T Capital's use of derivatives to mitigate risk, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     At March 31, 1996, the total notional amount of the Company's interest rate and currency swaps was $1.8 billion and $.5 billion, respectively, as compared to $2.2 billion and $.3 billion, respectively, as of December 31, 1995. The U.S. dollar equivalent of the Company's foreign currency forward exchange contracts was $.7 billion at March 31, 1996 and December 31, 1995.

     There were no past due amounts or reserves for credit losses at March 31, 1996 related to derivative transactions. The Company has never experienced a credit related charge-off associated with derivative transactions.


RECENT PRONOUNCEMENTS


     See Note 3 to the unaudited consolidated financial statements.


RECENT EVENTS

     See Note 4 to the unaudited consolidated financial statements.

                                                                       FORM 10-Q

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of shareholders of the registrant was held on April 19, 1996.

         (b) Holders of common shares voted at this meeting on the following matters, which were set forth in full in the registrant's proxy statement dated March 19, 1996:

         (i) Election of Directors:

             Nominee                       For           Withheld
                                        ----------       --------
             Thomas C. Wajnert          45,517,572        64,666
             John P. Clancey            45,539,365        42,873
             James P. Kelly             45,537,684        44,554
             Gerald M. Lowrie           45,518,050        64,188
             William B. Marx, Jr.       45,516,422        65,816
             Joseph J. Melone           45,538,975        43,263
             Richard W. Miller          45,517,275        64,963
             S. Lawrence Prendergast    45,517,275        64,963
             Maureen B. Tart            45,517,075        65,163
             Brooks Walker, Jr.         45,537,850        44,388
             Marilyn J. Wasser          45,515,975        66,263



                                           For       Against     Abstain
                                        ----------   -------     -------
        (ii) Appointment of Auditors:   45,537,916    36,923       7,399

             Appointment of the firm
             of Coopers & Lybrand L.L.P.
             as the independent auditors
             to examine the Company's
             accounts for 1996.

                                           For       Against     Abstain
                                        ----------   -------     -------
       (iii) Plan Amendment:            44,752,312   767,311      62,615

             The reapproval of the Company's 1993 Long Term Incentive Plan, as amended to (a) increase the number of shares of common stock reserved for issuance thereunder by 1.5 million shares to an aggregate of 3.5 million shares and (b) establish a limit on the total number of shares of the Company's common stock with respect to which stock options and stock appreciation rights may be granted to any participant in any calendar year equal to 300,000 shares.

                                                                       FORM 10-Q


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

             Exhibit Number

             10(a). Lucent Technologies Operating Agreement dated as of
                    April 2, 1996 between the Company and Lucent
                    Technologies Inc.

             10(b). NCR Operating Agreement dated as of May 6, 1996 between the Company and NCR Corporation

             10(c). Letter Agreement dated April 2, 1996 between Lucent
                    Technologies Inc. and the Company regarding the applicability of the Intercompany Agreement to Lucent
                    Technologies Inc.

             10(d). Letter Agreement dated April 2, 1996 between Lucent
                    Technologies Inc. and the Company regarding the License to Use Lucent Name and Mark

             10(e). Letter Agreement dated April 18, 1996 between NCR
                    Corporation and the Company regarding the applicability of the Intercompany Agreement to NCR Corporation

             10(f). Letter Agreement dated April 18, 1996 between NCR
                    Corporation and the Company regarding the License to Use NCR Name and Mark

             10(g). AT&T Capital Corporation 1993 Long Term Incentive Plan,
                    as amended is incorporated by reference to the Company's Proxy Statement dated March 19, 1996

             11.    Computation of Primary and Fully Diluted Earnings Per
                    Share

             12.    Computation of Ratio of Earnings to Fixed Charges

             27.    Financial Data Schedule

         (b) Current reports on Form 8-K:

             Report on Form 8-K,  dated April 12,  1996,  was filed  pursuant to
             Item  5  (Other  Events)  and  Item  7  (Financial  Statements  and
             Exhibits).

             Report on Form 8-K,  dated April 30,  1996,  was filed  pursuant to
             Item 5.

                                                                       FORM 10-Q


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        AT&T CAPITAL CORPORATION




May 15, 1996
                                                        By Ramon Oliu, Jr.
                                                        ------------------------
                                                        Ramon Oliu, Jr.
                                                        Controller
                                                        Chief Accounting Officer

                                                                       FORM 10-Q


                                  EXHIBIT INDEX


EXHIBITS



Exhibit                          Description
Number

  10(a). Lucent Technologies Operating Agreement dated as of April 2, 1996 between the Company and Lucent Technologies Inc.

  10(b). NCR Operating Agreement dated as of May 6, 1996 between the
         Company and NCR Corporation

  10(c). Letter Agreement dated April 2, 1996 between Lucent
         Technologies Inc. and the Company regarding the applicability of the Intercompany Agreement to Lucent
         Technologies Inc.

  10(d). Letter Agreement dated April 2, 1996 between Lucent
         Technologies Inc. and the Company regarding the License to Use Lucent Name and Mark

  10(e). Letter Agreement dated April 18, 1996 between NCR
         Corporation and the Company regarding the applicability of the Intercompany Agreement to NCR Corporation

  10(f). Letter Agreement dated April 18, 1996 between NCR
         Corporation and the Company regarding the License to Use NCR Name and Mark

  10(g). AT&T Capital Corporation 1993 Long Term Incentive Plan, as amended is incorporated by reference to the Company's Proxy Statement dated March
         19, 1996.

  11.    Computation of Primary and Fully Diluted Earnings Per Share

  12.    Computation of Ratio of Earnings to Fixed Charges

  27.    Financial Data Schedule
