Form 10-Q
period 1996-06-30
AT&T CAPITAL CORP /DE/
filed 1996-08-01
CIK 897708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1996

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


    At June 30, 1996, 46,993,337 shares of the registrant's common stock, par value $.01 per share, were outstanding.





      2                                                        FORM 10-Q


                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands except per share amounts)
                                     (Unaudited)

                           For the Three Months       For the Six Months
                             Ended June 30,             Ended June 30,

                            1996         1995         1996        1995
                          --------    --------      --------    --------
Revenue:
 Finance revenue          $ 49,712    $ 42,247      $ 96,963    $ 81,032
 Capital lease revenue     160,838     142,237       323,209     277,669
 Rental revenue on
  operating leases (A)     167,408     136,408       325,486     269,369
 Equipment sales            29,890       9,049        48,596      16,982
 Other revenue, net         52,763      52,015       105,630      99,718
                           -------     -------       -------     -------
 Total Revenue             460,611     381,956       899,884     744,770
                           -------     -------       -------     -------
Expenses:
 Interest                  116,485     100,806       230,072     194,804
 Operating and
  administrative           126,042     121,505       248,409     234,987
 Depreciation on
  operating leases         109,550      85,907       211,941     171,160
 Cost of equipment
  sales                     24,618       8,247        40,659      15,299
 Provision for credit
  losses                    23,232      18,624        48,536      39,678
                           -------     -------       -------     -------
  Total Expenses            399,927     335,089       779,617    655,928
                           -------     -------       -------     -------

Income before income
 taxes                      60,684      46,867       120,267      88,842

Provision for income
 taxes                      22,905      18,955        45,444      35,848

                          --------    --------      --------    --------

Net Income                $ 37,779     $27,912      $ 74,823    $ 52,994
                          ========    ========      ========    ========



                                   (Continued)


      3                                                      FORM 10-Q


              AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Continued)
             (Dollars in Thousands except per share amounts)
                             (Unaudited)


                           For the Three Months      For the Six Months
                               Ended June 30,            Ended June 30,

                             1996         1995         1996        1995
                         --------     --------     --------     -------
  Earnings per common
  share and common share
  equivalent (Note 2):

  Earnings Per Share     $    .80     $    .59    $   1.58     $   1.13
                         ========     ========    ========     ========

 Weighted average shares
 outstanding (thousands):  47,494       47,027      47,485       47,014
                         ========     ========    ========     ========

     (A) Includes $21,187 and $19,544 for the three months ended June 30, 1996 and 1995, respectively, and $44,403 and $40,224 for the six months ended June 30, 1996 and 1995, respectively, from AT&T Corp.("AT&T") and its affiliates.


     The accompanying notes are an integral part of these Consolidated Financial Statements.


      4                                                         FORM 10-Q


                  AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                          June 30,
                                            1996          December 31,
                                         (Unaudited)          1995
                                         -----------      ------------
  ASSETS:
  Cash and cash equivalents               $  148,128       $     3,961
  Net investment in finance
   receivables                             2,001,762         1,800,636
  Net investment in capital
   leases                                  6,269,739         6,187,131
  Investment in operating
   leases, net of accumulated
   depreciation of $700,990 in
   1996 and $642,728 in 1995               1,267,801         1,117,636
  Deferred charges and other assets          409,757           431,895
                                          -----------       ----------

  Total Assets                           $10,097,187       $ 9,541,259
                                          ===========       ==========

  LIABILITIES AND SHAREOWNERS' EQUITY:
  Liabilities:
  Short-term notes, less
   unamortized discount of
   $5,046 in 1996 and $9,698 in
   1995                                  $ 2,233,152       $ 2,212,351
  Deferred income taxes                      549,157           555,296
  Income taxes and other payables            581,590           581,000
  Payables to AT&T and affiliates            294,980           360,429
  Medium- and long-term debt               5,258,033         4,716,058
  Commitments and contingencies
                                         -----------       -----------

  Total Liabilities                      $ 8,916,912       $ 8,425,134
                                         -----------       -----------


                                   (Continued)


        5                                                      FORM 10-Q


                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                             (Dollars in Thousands)



                                           June 30,
                                             1996              December 31,
                                         (Unaudited)               1995
                                         -----------           ------------
  Shareowners' Equity (Note 2):
  Common stock, one cent par value:
   Authorized 100,000,000 shares,
   issued and outstanding, 46,993,337
   shares in 1996 and 46,968,810 shares
   in 1995                                $       470         $       470
  Additional paid-in capital                  783,908             783,244
  Recourse loans to senior executives         (20,790)            (20,512)
  Foreign currency translation
    adjustments                                (2,908)             (2,173)
  Retained earnings                           419,595             355,096
                                           ----------          ----------
  Total Shareowners' Equity                 1,180,275           1,116,125
                                           ----------          ----------

  Total Liabilities and
   Shareowners' Equity                    $10,097,187         $ 9,541,259
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


        6                                                        FORM 10-Q


                      AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in Thousands)
                                       (Unaudited)


                                                      For The Six Months
                                                         Ended June 30,

                                                     1996           1995*
                                                 ----------     ----------

  CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                     $   74,823     $   52,994
  Noncash items included in income:
     Depreciation and amortization                  213,536        198,217
     Deferred taxes                                  (3,117)        36,398
     Provision for credit losses                     48,536         39,678
     Gain on receivables securitizations             (5,041)             -
     Gain on SBA and other loan sales                (5,927)        (4,577)
  (Increase) decrease in deferred charges and
     other assets                                   (34,345)        32,226
  Increase (decrease) in income taxes and
     other payables                                   4,092        (10,066)
  Increase (decrease) in payables to AT&T and
     affiliates                                         627         (2,539)
                                                 -----------    -----------

  Net Cash Provided by Operating Activities         293,184        342,331
                                                 -----------    -----------

  CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of businesses, net of cash acquired            -       (292,590)
  Purchase of finance asset portfolios                    -        (14,937)
  Financings and lease equipment purchases       (2,901,826)    (2,544,010)
  Principal collections from customers,
   net of amounts included in income              2,009,740      2,110,425
  Cash proceeds from receivables securitizations    120,432         71,539
  Cash proceeds from SBA and other loan sales        78,704         58,747

                                                 -----------    -----------

  Net Cash Used for Investing Activities        $  (692,950)    $ (610,826)
                                                 -----------    -----------

                                   (Continued)


        7                                                       FORM 10-Q

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                     For The Six Months
                                                       Ended June 30,

                                                     1996          1995*
                                                 ------------  -----------

  CASH FLOW FROM FINANCING ACTIVITIES:
  Increase (decrease)in short-term notes, net     $   20,801   $  (621,993)
  Additions to medium and long-term debt           1,281,350     1,252,605
  Repayments of medium and long-term debt           (729,641)     (458,093)
  (Decrease) increase in payables to AT&T
     and affiliates                                  (18,253)       64,882
  Dividends paid                                     (10,324)       (9,381)
                                                   ---------     ---------
  Net Cash Provided by Financing
   Activities                                        543,933       228,020
                                                   ---------     ---------

  Net Increase (decrease) in Cash and Cash
     Equivalents                                     144,167       (40,475)

  Cash and Cash Equivalents at Beginning of Period     3,961        54,464
                                                   ---------     ---------

  Cash and Cash Equivalents at End of Period      $  148,128    $   13,989
                                                   =========     =========


  Non-Cash Investing and Financing Activities:

     In the first six months of 1996 and 1995, the Company entered into capital lease obligations of $20,503 and $8,613, respectively, for equipment that was subleased.

     In the first six months of 1996 and 1995, the Company assumed debt of $0 and $435,430, respectively, in conjunction with acquisitions.


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


        8                                                      FORM 10-Q

                     AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   1.  Basis of Presentation

       The accompanying unaudited Consolidated Financial Statements have been prepared by AT&T Capital Corporation and its subsidiaries ("AT&T Capital" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. The results for interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the current year's previously issued Form 10-Q.

  2.  Shareowners' Equity and Earnings Per Share

       The computation of earnings per common share and common share equivalents is based upon the weighted average number of common shares outstanding plus common share equivalents arising from the effect of dilutive stock options using the treasury stock method. Fully dilutive earnings per common share and common share equivalents are not presented since dilution is less than 3%.

       On April 19, 1996 and July 19, 1996, the Company's Board of Directors declared dividends of $.11 per share. The dividends were paid on May 31, 1996 and are payable August 30, 1996, respectively, to shareowners of record as of the close of business on May 10, 1996 and August 9, 1996, respectively.

  3.  Recent Pronouncements

       Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. It allows companies to choose either 1) a fair value method of valuing stock-based compensation plans which will affect reported net income, or 2) to continue to follow the existing accounting rules for stock option accounting but disclose what the impacts would have been had the fair value method been adopted. The Company adopted the disclosure alternative which requires annual disclosure of the pro forma net income and earnings per share amounts assuming the fair value method was adopted on January 1, 1995. As a result, the adoption of this standard did not have any impact on the Company's consolidated financial statements.

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practical. It also requires that servicing assets and other retained interests in the

      9                                                          FORM 10-Q

transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and application is prospective. Management does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.

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

     In the second quarter of 1996, the Company executed an Operating Agreement with each of Lucent Technologies Inc.("Lucent") and NCR Corporation ("NCR"), and entered into letter agreements with each of Lucent and NCR regarding the applicability to each of Lucent and NCR of specified provisions of the License Agreement and the Intercompany Agreement between the Company and AT&T. The full texts of such Operating Agreements and letter agreements with Lucent and NCR are filed as Exhibits to this Quarterly Report on Form 10-Q. The Company has paid a sales assistance fee ("SAF") to Lucent, which fee is related to the volume of the Company's Lucent-related business. (Under the terms of its Operating Agreement with the Company, Lucent is prohibited from accepting a SAF from any other provider of leasing services.) The Company is negotiating with the Business Communications Systems unit of Lucent to put in place a formal arrangement with respect to the SAF for the balance of the initial term of the Operating Agreement. The current proposal being discussed would result in SAF payments being calculated in accordance with a formula generally comparable to the formula utilized to calculate the SAF paid in 1995. The SAF payment paid in 1995 was substantially higher than the SAF payments made in earlier years.


     On June 5, 1996, AT&T Capital Corporation entered into an Agreement and Plan of Merger ("the Merger Agreement") dated as of June 5, 1996, with AT&T, Hercules Limited ("Hercules") and Antigua Acquisition Corporation ("Antigua"). Upon consummation of the merger, AT&T Capital's shareowners will receive $45 in cash for each outstanding share of the company's common stock. The total purchase price for the outstanding shares and stock options will be approximately $2.2 billion. It is expected that the merger, which is subject to customary closing conditions, including regulatory approvals, will be consummated in late September. Certain costs associated with the consummation of the merger will be charged to the statement of operations upon the closing. For the pro forma impacts of the merger refer to Item 5. Other Information in this Form 10-Q.


      10                                                          FORM 10-Q

     AT&T, the company's 86-percent shareowner, is a party to and has executed the Merger Agreement. Also, wholly-owned subsidiaries of AT&T that directly own such 86-percent interest have executed a written consent to the merger, thereby assuring shareowner approval of the transaction.

     Hercules is owned by a leasing consortium comprised of GRS Holding Company, Ltd., owner of a U.K. rail leasing company and Babcock & Brown, a San Francisco-based leasing, asset and project financing advisory firm. Upon consummation of the merger, Antigua, a wholly-owned subsidiary of Hercules, will be merged with and into the Company. The Company will continue to be led by AT&T Capital's current management team, with no significant changes in business strategies or operations planned, however, the Company's financing strategy with respect to the utilization of securitizations will change. For further discussion regarding the strategy for utilizing securitizations prospectively, see Item 5. Other Information.

     Financing for the merger is being arranged by the U.K.-based Nomura International plc, a wholly-owned subsidiary of the Nomura Securities Co., Ltd. Nomura International plc has irrevocably and unconditionally agreed to underwrite or purchase securities of the consortium entities sufficient to allow the consortium entities to provide financing to Hercules so that it can meet all of its obligations under the Merger Agreement.

     The merger has been approved by AT&T Capital's board of directors and a special committee of the board composed entirely of independent directors.
















      11                                                          FORM 10-Q

                   AT&T CAPITAL CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In September 1995, AT&T announced plans to sell its controlling interest in the Company to either the public or to another company. On June 5, 1996, AT&T Capital Corporation entered into an Agreement and Plan of Merger ("the Merger Agreement") dated as of June 5, 1996, with AT&T, Hercules Limited ("Hercules") and Antigua Acquisition Corporation ("Antigua"). Upon consummation of the merger, AT&T Capital's shareowners will receive $45 in cash for each outstanding share of the company's common stock. The total purchase price for the outstanding shares and stock options will be approximately $2.2 billion. It is expected that the merger, which is subject to customary closing conditions, including regulatory approvals, will be consummated in late September. Certain costs associated with the consummation of the merger will be charged to the statement of operations upon the closing. For a more detailed discussion of the merger and its related impacts on the Company, see Note 4 to the unaudited consolidated financial statements and Item 5. Other Information.


RESULTS OF OPERATIONS


Three months ended June 30, 1996 versus June 30, 1995

     Unless otherwise indicated, all period to period comparisons represent balances or activity at or for the three months ended June 30, 1996 versus June 30, 1995, respectively.

     Net income of $37.8 million increased 35.4% from $27.9 million. Earnings per share of $.80 increased 35.6% from $.59. These increases were generated principally through increased portfolio revenues resulting from a higher level of average net portfolio assets, increased computer trading activity and a lower effective income tax rate. This activity was partially offset by increased interest expense, operating and administrative ("O&A") expenses and provision for credit losses all of which were associated with a higher level of portfolio assets.

     Finance revenue of $49.7 million increased $7.5 million, or 17.7%. A 20.4% increase in the average net finance receivables contributed $8.6 million of the increase, while the decline in average yield from 10.45% to 10.21% offset this increase by $1.1 million. The growth in the portfolio was primarily due to an increase in the large-ticket structured finance and small-ticket portfolios. The decline in yield is largely due to lower yields in the Small Business Administration ("SBA") portfolio as well as lower levels of higher yielding assets in certain small-ticket portfolios.

     Capital lease revenue of $160.8 million increased $18.6 million , or 13.1%. This increase was due primarily to an 11.2% increase in the average net capital lease portfolio. The growth in the portfolio was primarily in the small-ticket leasing portfolios and non-U.S. businesses. The average yield increased to 10.43% from 10.17%. The improved yield was primarily due to increased levels of higher yielding assets in certain small-ticket and automotive portfolios.


      12                                                        FORM 10-Q

     Rental revenue on operating leases of $167.4 million increased 22.7% and depreciation expense on operating leases of $109.5 million increased 27.5%. Rental revenue less associated depreciation ("operating lease margin") was $57.9 million, or 34.6% of rental revenue, compared with $50.5 million, or 37.0% of rental revenue. The decreased operating lease margin percent relates primarily to increased depreciation on certain computer-related assets and lower utilization in the short-term rental testing and diagnostic equipment portfolio.

     Net interest margin (finance revenue, capital lease revenue and rental revenue, less depreciation on operating leases and interest expense) of $151.9 million or 6.54% of average net portfolio assets decreased slightly from 6.57%. While total portfolio yields were relatively flat, the net interest margin percentage was adversely impacted by the increase in the debt to equity ratio (to 6.35 times from 5.95 times) partially offset by a decrease in the average cost of debt (from 6.66% to 6.46%).

     Revenue from sales of equipment of $29.9 million increased from $9.0 million. Similarly, cost of equipment sales of $24.6 million increased from $8.2 million. Revenue from sales of equipment less associated cost of equipment sales ("equipment sales margin") was $5.3 million, or 17.6% of revenue from sales of equipment compared to $.8 million, or 8.9%. The increased equipment sales and equipment sales margin was primarily due to a heightened demand for mainframes, as well as trading activity in a higher margin mid-range computer business which was acquired in June 1995.

     Average  borrowings  outstanding of $7.2 billion  increased  19.2%, or $1.2 billion. This increase was due to growth in the portfolio assets and an increased debt to equity ratio. The increased debt to equity ratio was impacted by the Company's decision to defer its quarterly securitization in anticipation of the merger-related securitization. For further discussion regarding the strategy for utilizing securitizations prospectively, see Item 5. Other Information. Interest expense of $116.5 million increased 15.6%, or $15.7 million. Higher average borrowing contributed $19.3 million of the increase and was partially offset by $3.6 million due to a decline in the average cost of debt.

     O&A expenses of $126.0 million increased 3.7% from $121.5 million. This increase was due to increased costs associated with managing a higher level of assets, including the mid-range computer business acquired in June 1995.

     The provision for credit losses of $23.2 million increased 24.7% from $18.6 million. See "Credit Quality" below for a discussion of the provision for credit losses.

     The Company's effective income tax rate decreased to 37.74% from 40.44%. The decrease in the overall effective income tax rate was due to several factors including a lower impact of foreign taxes, a decrease in the effect of non-tax deductible goodwill and other factors.

     The Company's non-AT&T businesses continue to make improved contributions. Non-AT&T businesses represented 67.2%, 62.7% and 27.8% of total assets, revenues and net income, respectively, all increasing from 65.4%, 57.9% and 12.0%, respectively. The increase in the net income percentage was due primarily to growth in certain small-ticket and automobile portfolios.

      13                                                         FORM 10-Q

Six months ended June 30, 1996 versus June 30, 1995

     Unless otherwise indicated, all period to period comparisons represent balances or activity at or for the six months ended June 30, 1996 versus June 30, 1995, respectively.

     Net income of $74.8 million increased 41.2% from $53.0 million. Earnings per share of $1.58 increased 39.8% from $1.13. These increases were generated principally through increased portfolio revenues resulting from a higher level of average net portfolio assets, increased computer trading activity, a gain on a first quarter 1996 securitization of lease receivables and a lower effective income tax rate. This activity was partially offset by increased interest expense, O&A expenses and provision for credit losses all of which were associated with a higher level of portfolio assets.

     Finance revenue of $97.0 million increased 19.7% from $81.0 million. The 20% increase in the average net finance receivables accounted for this increase. The growth in the portfolio was primarily due to the increase in the large-ticket structured finance and small-ticket portfolios. The overall average yield for the comparable periods was relatively unchanged.

     Capital  lease  revenue  of $323.2  million  increased  16.4%  from  $277.7 million. The 14.0% increase in the average net capital lease portfolio contributed $38.7 million of the increase while an increased average yield of 10.41% from 10.19% contributed the remaining $6.8 million. The growth in the portfolio was primarily in the small-ticket leasing portfolios and non-U.S. businesses. The improved yield was primarily due to increased levels of higher yielding assets in certain small-ticket and automotive portfolios.

     Revenue on operating leases of $325.5 million increased 20.8% and depreciation expense on operating leases of $211.9 million increased 23.8%. Operating lease margin was $113.5 million, or 34.9% of rental revenue compared with $98.2 million, or 36.5% of rental revenue. The decreased operating lease margin percent relates primarily to increased depreciation on certain computer-related assets and certain small-ticket portfolios.

     Net interest margin of $303.6 million or 6.55% of average net portfolio assets decreased slightly from 6.59%. While total portfolio yields were relatively unchanged, the net interest margin percentage was adversely impacted by the increase in the debt to equity ratio partially offset by a decrease in the average cost of debt (from 6.52% to 6.49%).

     Revenue from sales of equipment of $48.6 million increased from $17.0 million. Similarly, cost of equipment sales of $40.7 million increased from $15.3 million. Equipment sales margin of $7.9 million, or 16.3% of revenue from sales of equipment increased from $1.7 million, or 9.9%. The increased equipment sales and equipment sales margin was primarily due to a heightened demand for mainframes, as well as trading activity in a higher margin mid-range computer business which was acquired in June 1995.

     Other revenue increased 5.9% to $105.6 million from $99.7 million. This increase resulted primarily from a $5.0 million pre-tax gain relating to a securitization of $75.2 million of lease receivables in the first quarter of 1996. No lease receivables were securitized during the first

      14                                                         FORM 10-Q

half of 1995. For a discussion regarding the strategy for utilizing securitizations prospectively, see Item 5. Other Information.

     Average borrowings outstanding of $7.1 billion increased 18.7%, or $1.1 billion. This increase was primarily due to growth in the portfolio assets and an increased debt to equity ratio. Interest expense of $230.1 million increased 18.1%, or $35.3 million. Higher average borrowing contributed $36.5 million of the increase and was partially offset by $1.2 million due to a decline in the average cost of debt.

     O&A expenses of $248.4 million increased 5.7% from $235.0 million. This increase was due to increased costs associated with managing a higher level of assets, including the mid-range computer business acquired in June 1995. At June 30, 1996, annualized O&A expenses to period end total assets decreased to 4.92% from 5.38%. This decrease was attributable to some of the Company's businesses more fully utilizing their infrastructure, increased operating efficiencies and increased total assets.

     The provision for credit losses of $48.5 million increased 22.3% to $39.7 million. See "Credit Quality" below for a discussion of the provision for credit losses.

     The Company's effective income tax rate of 37.79% decreased from 40.35%. The decrease in the overall effective tax rate was due to several factors, including a lower impact of both state and foreign taxes, a decrease in the effect of non-tax deductible goodwill and other factors.

     Non-AT&T businesses represented 67.2%, 61.8% and 28.4% of the total assets, revenues and net income, respectively, all increasing from 65.4%, 56.7% and 5.6%, respectively. The increase in the net income percentage was due to growth in certain small-ticket, automobile and large-ticket specialty and structured finance portfolios, as well as a securitization of lease receivables in the first quarter of 1996. Without such securitization, the non-AT&T businesses would have contributed 25% of the total net income.


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


      15                                                         FORM 10-Q

     The following chart (dollars in millions) reflects the Company's portfolio credit performance indicators:
                                                       At         At
                                                     June 30,  December 31,
                                                  1996    1995     1995
- ---------------------------------------------------------------------------
Allowance for credit losses                      $238.6   $202.7   $223.2
Nonaccrual assets                                $150.3   $107.5   $118.5
Net charge-offs*/Portfolio assets                  .55%     .60%     .50%
Allowance for credit losses/Portfolio assets      2.44%    2.38%    2.39%
Nonaccrual assets/Portfolio assets                1.54%    1.26%    1.27%
Delinquency (two months or greater)               1.99%    1.16%    1.46%

(*) Net charge-offs are based upon the twelve months ended June 30, 1996 and 1995 and December 31, 1995.

     At or for the three and six months ended June 30, 1996, the dollar amount of nonaccrual assets, net charge-offs and delinquencies increased from the comparable prior year periods. These increases as well as a higher level of portfolio assets resulted in the higher provision for credit losses. The higher dollar amounts of nonaccrual assets, net charge-offs and delinquencies are due primarily to growth in portfolio assets and, to a lesser extent, a large delinquent financing in the Company's structured finance portfolio and increased retail industry-related accounts.

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

FINANCIAL CONDITION

     Net portfolio assets increased $.4 billion to $9.5 billion at June 30, 1996 compared to December 31, 1995. Essentially all of the 1996 growth was internally generated. A significant portion of the growth was generated from U.S. businesses, primarily in small-ticket portfolios. In addition, the growth was slightly offset by a $75.2 million securitization of lease receivables as well as the sale of SBA and other loans. Both the composition of the portfolio assets by financing product as well as by type of equipment remained relatively consistent with December 31, 1995.


      16                                                 FORM 10-Q

     At June 30, 1996, the total portfolio assets managed by the Company on behalf of others (including assets formerly owned by the Company which have been previously securitized) was $2.2 billion, approximately the same as at December 31, 1995. The addition of lease receivables securitized in the first quarter was offset by the normal run-off. Of the total assets managed by the Company on behalf of others, 71.0% at June 30, 1996 and 68.0% at December 31, 1995 were assets managed on behalf of AT&T and its affiliates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates a substantial portion of its funds to support the Company's operations from lease and rental receipts, but is also highly dependent upon external financing, including the issuance of commercial paper and medium and long-term debt in public markets and, to a lesser extent, privately placed asset-backed financings (or securitizations) and foreign bank lines of credit. In connection with the announcement of the June 5, 1996 merger agreement (see Note 4 to the unaudited consolidated financial statements and Item 5. Other Information), the Company's four rating agencies took the following actions: Standard & Poor's placed the Company's senior medium and long-term debt and commercial paper, currently rated A and A-1, on CreditWatch with negative implications; Duff & Phelps Credit Rating Co. placed the Company's senior medium and long-term debt and commercial paper, currently rated A and D-1, under Rating Watch - Down; Fitch Investor Services, which began rating the Company's commercial paper in May, 1996 has put the Company's F-1 rating on FitchAlert with negative implications. Moody's Investors Service ("Moody's") has downgraded the Company's senior medium and long-term debt and commercial paper to Baa3 from A-3 and P-3 from P-1, respectively, and remain under Review. However, Moody's has said that the ratings of the Company's senior medium and long-term debt and commercial paper maturing prior to the close of the announced Merger were confirmed at A-3 and P-1, respectively.

     In the first half of 1996, the Company issued commercial paper of $12.6 billion and made repayments of $12.6 billion, and issued medium and long-term debt of $1.3 billion and repaid $.7 billion. In the first half of 1995, the Company issued commercial paper of $11.7 billion and made repayments of $12.3 billion and issued medium and long-term debt of $1.3 billion and repaid $.5 billion.

     During the six months ended June 30, 1996 and 1995, principal collections from customers, proceeds from securitized receivables and proceeds from SBA and other loan sales of $2.2 billion were received. These receipts were primarily used for finance receivables and lease equipment purchases (including purchases of finance asset portfolios and businesses in 1995) of $2.9 billion in the first half of 1996 and 1995.

     On May 31, 1996, the Company paid a dividend of eleven cents per share to shareowners of record as of May 10, 1996. In addition, on July 19, 1996, the Company's Board of Directors declared a second quarter dividend of eleven cents per share. The dividend will be payable on August 30, 1996 to shareowners of record at close of business on August 9, 1996.

     In September 1995, the Company registered with the SEC $3.0 billion of debt securities (including medium-term notes) and warrants to purchase debt


      17                                                        FORM 10-Q

securities, currency warrants, index warrants and interest rate warrants. At June 30, 1996, $2.3 billion of medium-term debt was outstanding under such debt registration.

     In June 1996, the Company renewed the 364 day component of its back-up credit facility, representing $1.5 billion of the total $2.0 billion, for six months. This facility, negotiated with a consortium of 34 lending institutions, supports the commercial paper issued by the Company. At June 30, 1996, this facility was unused. The Company also has available local lines of credit to meet local funding requirements in Europe, the Asia/Pacific Region and Canada of approximately $1.0 billion, of which approximately $.6 billion was unused at June 30, 1996.

     The Company has, from time to time, borrowed funds directly from AT&T, including on an interest-free basis pursuant to tax agreements. These interest-free loans amounted to $248.9 million at June 30, 1996. These sources of funds would not be available and outstanding loans would need to be repaid if the Company were to cease being a member of AT&T's consolidated group for federal income tax purposes as will happen upon the consummation of the Merger. See Note 4 to the unaudited consolidated financial statements and Item 5. Other Information. Management believes the Company has sufficient financial resources to repay these loans.

     The Company anticipates obtaining necessary external financing through issuances of commercial paper and medium and long-term notes, available lines of credit for certain foreign operations and asset-backed financings (or securitizations). The Company's proposed future strategy is to increase the utilization of securitizing lease and loan receivables as a funding source subsequent to the Merger. The amount of lease receivables currently anticipated to be securitized annually is expected to range between $1.5 billion and $2.5 billion. See Item 5. Other Information.

     Future financing is contemplated to be arranged as necessary to meet the Company's capital and other requirements with the timing of issue, principal amount and form depending on the Company's needs and prevailing market and general economic conditions.

     The Company considers its current financial resources, together with the debt facilities referred to above and estimated future cash flows from its portfolio assets, to be adequate to fund the Company's future growth and operating requirements.

ASSET AND LIABILITY MANAGEMENT

     AT&T Capital's asset and liability management process takes a coordinated approach to the management of interest rate and foreign currency risks. The Company's overall strategy is to match the duration and average cash flows of its borrowings with the duration and average cash flows of its portfolio assets, as well as the currency denominations of its borrowings with those of its portfolio assets, in a manner intended to reduce the Company's interest rate and foreign currency exposure. For a description of certain key elements of this process, including AT&T Capital's use of derivatives to mitigate risk, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     At June 30, 1996, the total notional amount of the Company's interest rate and currency swaps was $1.5 billion and $.6 billion, respectively, as
      18                                                         FORM 10-Q

compared to $2.2 billion and $.3 billion, respectively, as of December 31, 1995. The U.S. dollar equivalent of the Company's foreign currency forward exchange contracts was $.7 billion at June 30, 1996 and December 31, 1995.

     There were no past due amounts or reserves for credit losses at June 30, 1996 related to derivative transactions. The Company has never experienced a credit related charge-off associated with derivative transactions.


RECENT PRONOUNCEMENTS


     See Note 3 to the unaudited consolidated financial statements.


RECENT EVENTS

     See Note 4 to the unaudited consolidated financial statements.


      19                                                        FORM 10-Q


                     AT&T Capital Corporation and Subsidiaries
                           Part II - Other Information

Item 5. Other Information

                         PRO FORMA FINANCIAL INFORMATION

      The following pro forma consolidated balance sheet and statements of income of AT&T Capital Corporation ("Capital" or the "Company") are based on the historical Consolidated Financial Statements of AT&T Capital Corporation and Subsidiaries at June 30, 1996 and for the six months then ended and for the year ended December 31, 1995. On June 5, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"). It is expected that the Merger Agreement, which is subject to customary closing conditions, including regulatory approvals, will be consummated in late September (the "Merger"). The pro forma consolidated balance sheet is presented assuming the Merger and the related transactions (Tax Deconsolidation from AT&T, as defined in the Company's 1995 Annual Report on Form 10-K, effects of an Internal Revenue Code of 1986, as amended, (the "Code") Section 338(h)(10) election, deferred tax effects relating to the Merger and the Section 338(h)(10) election, issuance of preferred equity securities of a consolidated entity, a proposed $2,750 million (Portfolio Assets of $3,011.1 million, less residuals not securitized) initial securitization of lease and loan receivables, the purchase of outstanding common stock pursuant to the Merger Agreement, the issuance of short-term notes to fund both payments under certain benefit plans and other payments to certain employees and Merger related transaction costs) had occurred as of June 30, 1996. The pro forma consolidated statements of income reflect the effects of the Merger and the related transactions (Tax Deconsolidation from AT&T, an anticipated increase in the Company's borrowing costs, issuance of preferred equity securities of a consolidated entity, the reduction in revenue and expenses associated with the above-mentioned securitization, the termination of certain contracts and agreements between the Company and AT&T which will increase operating and administrative expenses, and other increases in operating and administrative expenses) as if the Merger and such related transactions had occurred on January 1, 1995.

      The pro forma consolidated financial statements reflect, and the future consolidated financial statements of the Company will reflect, the historical cost of the Company's assets and liabilities. Adjustments to the Company's consolidated financial statements to reflect the fair value of the Company's assets and liabilities as of the Merger date ("push down" accounting) will not be made due to the existence of substantial publicly traded debt of the Company.

     The following pro forma financial information is unaudited and should be read in conjunction with the accompanying notes thereto and with the Consolidated Financial Statements included in the Company's 1995 Annual Report on Form 10-K and second quarter 1996 Quarterly Report on Form 10-Q. The pro forma financial information is not necessarily indicative of either the financial position or the results of operations that would have been achieved had the Merger and the related transactions actually occurred on the dates referred to above, nor is it necessarily indicative of the results of future operations, because such unaudited pro forma financial information is based on estimates of financial effects that may prove to be inaccurate over time.
      20                                                           FORM 10-Q

                     AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                      PRO FORMA CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                   (Unaudited)

                                        June 30,    PRO FORMA
                                          1996     ADJUSTMENTS(1) PRO FORMA
                                       -------     -------------- ---------
ASSETS:
Cash and cash equivalents             $   148,128                $  148,128
Net investment in finance
 receivables                            2,001,762 $  (106,700)(8) 1,895,062
Net investment in capital
 leases                                 6,269,739  (2,814,100)(8) 3,455,639
Net investment in operating
 leases, net of accumulated
 depreciation                           1,267,801                 1,267,801
Deferred charges and other assets         409,757     182,600 (4)   793,557
                                                      201,200 (8)
                                       ----------- ------------   ----------
          Total Assets                $10,097,187 $(2,537,000)   $7,560,187
                                       ========== ============   ==========
LIABILITIES AND SHAREOWNERS' EQUITY:
Liabilities:
Short-term notes                       $ 2,233,152 $   248,900 (2)$  852,052
                                                        35,000 (3)
                                                      (200,000)(5)
                                                        66,000 (6)
                                                        22,000 (7)
                                                    (1,553,000)(8)
Deferred income taxes                       549,157   (514,157)(4)         -
                                                       (35,000)(3)
Income taxes and other payables           581,590      (38,700)(6)   542,890
Payables to AT&T and affiliates           294,980     (248,900)(2)    46,080
Medium and long-term debt               5,258,033                  5,258,033
Commitments and contingencies
                                        ---------   ----------    ---------
Total Liabilities                     $ 8,916,912  $(2,217,857)   $6,699,055

Minority interest - preferred stock                   $200,000 (5)  $200,000





                                    (Continued)


      21                                                        FORM 10-Q

                AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                      PRO FORMA CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                   (Unaudited)
                                    (Continued)


                                        June 30,    PRO FORMA
                                          1996     ADJUSTMENTS(1) PRO FORMA
                                        --------   -------------- ---------
Shareowners' Equity:
Common stock                          $       470 $      (280)(8)$      190
Additional paid-in capital                783,908     696,757 (4)   593,140
                                                     (887,525)(8)
Recourse loans to senior executives      (20,790)                   (20,790)
Foreign currency translation
  adjustments                             (2,908)                    (2,908)
Retained earnings                        419,595      (27,300)(6)    91,500
                                                      (22,000)(7)
                                                     (278,795)(8)
                                       ----------   ----------    ---------
Total Shareowners' Equity              1,180,275     (519,143)      661,132
                                       ----------    ----------   ---------
Total Liabilities and
 Shareowners' Equity                 $10,097,187  $(2,537,000)   $7,560,187
                                      ==========   ===========    =========









The accompanying explanatory notes are an integral part of this pro forma consolidated balance sheet.

      22                                                        FORM 10-Q

                   AT&T CAPITAL CORPORATION AND SUBSIDIARIES
          EXPLANATORY NOTES TO THE PRO FORMA CONSOLIDATED BALANCE SHEET
                                At June 30, 1996
                             (Dollars in Thousands)


(1) The pro forma consolidated balance sheet reflects a significant securitization of lease and loan receivables anticipated to be effected in connection with the financing of the Merger but does not reflect the Company's proposed future strategy of increasing the periodic securitization of lease and loan receivables as a funding source subsequent to the Merger. The amount of lease and loan receivables currently anticipated to be securitized annually is expected to range between $1,500 to $2,500 million.

(2) Reflects the issuance of short-term notes to repay the interest-free loans AT&T Corp. ("AT&T") made to the Company pursuant to the Gross Profit Tax Deferral Interest Free Loan Agreement.

(3) Reflects the issuance of short-term notes to fund the payment of $35.0 million to AT&T in exchange for AT&T assuming all tax liabilities associated with Federal and combined state taxes for periods prior to the Merger.

(4) Reflects the election under Section 338(h)(10) of the Code, and similar elections under state and local laws, if applicable. Under these elections the Merger is deemed to be an asset sale for tax purposes resulting in the Company being able to reflect its assets and liabilities at fair value for tax purposes (i.e. a step-up in basis), and the excess Merger consideration over book basis is tax deductible. Such an adjustment substantially eliminates existing deferred tax liabilities at the Merger date and creates a net deferred tax asset. The pro forma tax adjustment is calculated using an assumed combined Federal and state statutory income tax rate of 39.55%.

(5) Reflects the issuance of preferred equity securities of a consolidated entity of the Company assuming (i) it is perpetual in nature, (ii) the net cash proceeds are used to repay short-term notes, and (iii) the estimated costs of such issuance are netted against the gross proceeds. This transaction is expected to occur shortly after the Merger date.

(6) Reflects the issuance of short-term notes to fund the accelerated payout of the Company's Share Performance Incentive Plan ("SPIP") relating to the Merger and other payments to certain officers of the Company to waive certain of their rights under the Company's Leadership Severance Plan and the related tax effect at the assumed combined Federal and state statutory income tax rate of 39.55%.


      23                                                        FORM 10-Q

(7) Reflects the issuance of short-term notes to fund the Company's Merger transaction costs of approximately $11 million, as well as, certain fees for and transaction costs of Nomura International plc ("Nomura") and Babcock & Brown aggregating approximately $11 million.

(8) Reflects a proposed $2,750 million initial securitization of lease and loan receivables expected to occur at or about the time of the closing date of the Merger. The securitization assumes (i) the sale of $2,750 million (Portfolio Assets of $3,011.1 million, less $261.1 million of residuals not securitized) of lease and loan receivables, (ii) the establishment of a cash collateral account to act as a credit enhancement and related reserve, (iii) the reversal of the allowance for credit losses of $90.3 million, (iv) the generation of an after-tax gain of $91.5 million, (v) approximately $22.0 million in transaction costs, and (vi) a combined Federal and state statutory income tax rate of 39.55%.

Proceeds of the proposed initial securitization, together with the equity contribution relating to the Merger (approximately $816.4 million), will be used to purchase outstanding common stock of the Company and repay short-term notes.

In the event that the proposed initial securitization does not occur on the Merger date, the Company has a committed bridge financing facility to enable it to purchase outstanding common stock.


      24                                                        FORM 10-Q

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                    PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                (Dollars in Thousands, except per share amounts)
                                   (Unaudited)


                                     For the Year
                                         Ended
                                      December 31,  Pro Forma
                                          1995   Adjustments(1)  Pro Forma
                                         ------- -----------     ---------
Revenues:
 Finance revenue                      $  174,523   $ (13,200)(4)$  161,323
 Capital lease revenue                   586,141    (316,900)(4)   269,241
 Rental revenue on operating
  leases                                 560,964                   560,964
 Equipment sales                          48,724                    48,724
 Other revenue, net                      206,683      22,700 (5)   229,383
                                       ---------    ---------    ---------
Total Revenues                         1,577,035    (307,400)    1,269,635
                                       ---------    ---------    ---------
Expenses:
 Interest                                411,040     (83,800)(3)   337,240
                                                      10,000 (2)

 Operating and
  administrative                         473,663       7,400 (6)   481,063
 Depreciation on operating
  leases                                 354,509                   354,509
 Cost of equipment sales                  43,370                    43,370
 Provision for credit
  losses                                  86,214                    86,214
                                       ---------    ---------    ---------
Total Expenses                         1,368,796     (66,400)    1,302,396
                                       ---------    ---------    ---------
Minority interest - preferred equity
   securities                                         18,000 (7)    18,000

Income (Loss)before income taxes         208,239    (259,000)      (50,761)

Provision (benefit) for income taxes      80,684    (102,316)(8)   (21,632)
                                       ---------     --------    ----------
Net Income (Loss)                     $  127,555   $(156,684)   $  (29,129)
                                       =========    =========    ==========

Primary earnings (loss) per share     $     2.70                $    (1.53)
                                       ---------                 ----------
Number of shares (000's) (9)              47,182                    19,000
                                       ---------                 ----------
Fully diluted earnings (loss) per
share                                 $     2.69               $    (1.53)
                                       ---------                 ----------
Number of shares (000's) (9)              47,455                    19,000
                                       ---------                 ----------

The accompanying explanatory notes are an integral part of this pro forma consolidated income statement.


      25                                                        FORM 10-Q
                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
    EXPLANATORY NOTES TO THE PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                      For the Year Ended December 31, 1995
                             (Dollars in Thousands)

(1) The pro forma consolidated statement of income for the year ended December 31, 1995 does not reflect the Company's proposed future strategy of increasing the periodic securitization of lease and loan receivables as a funding source subsequent to the Merger. The amount of lease and loan receivables currently anticipated to be securitized annually is expected to range between $1,500 and $2,500 million. In addition, the pro forma consolidated statement of income does not reflect nonrecurring items such as (i) the $91.5 million after-tax gain associated with the proposed $2,750 million initial securitization of lease and loan receivables, effected in connection with the Merger, (ii) the $27.3 million after-tax expense relating to accelerated payout of the Company's SPIP related to the Merger and other payments to certain officers of the Company, and (iii) the $22.0 million after-tax expense relating to the Company's Merger related and other transaction costs. See Notes 6, 7, and 8 to the pro forma consolidated balance sheet.

Since the recurring effects of securitizing lease and loan receivables as well as the underlying assumptions can be material, the following 1995 pro forma adjustments and pro forma net income would have resulted assuming (i) the gain on the proposed initial securitization is included in the results of operations,
(ii) various levels of securitization, and (iii) other securitization assumptions and other pro forma assumptions have been adjusted for such change in securitization levels, but otherwise remain constant:

                                      For the Year
                                         Ended
                                      December 31,  Pro Forma
                                          1995   Adjustments     Pro Forma
                                     ----------- ------------    ----------

Net income, pro forma
adjustments and the pro
forma net income as shown
in the pro forma consolidated
statement of income for the
year ended December 31, 1995            $127,555  $(156,684)     $(29,129)
                                         =======   =========      =======
Securitization sensitivity, including the non recurring gain:

$2,750 million                         $127,555   $ (65,200)     $ 62,355
$2,500 million                         $127,555   $ (67,600)     $ 59,955
$2,250 million                         $127,555   $ (70,000)     $ 57,555
$2,000 million                         $127,555   $ (72,300)     $ 55,255
$1,750 million                         $127,555   $ (74,700)     $ 52,855
$1,500 million                         $127,555   $ (77,100)     $ 50,455





      26                                                        FORM 10-Q

                     AT&T CAPITAL CORPORATION AND SUBSIDIARIES
    EXPLANATORY NOTES TO THE PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                      For the Year Ended December 31, 1995
                             (Dollars in Thousands)
                                   (Continued)

(2) The Merger will likely increase the Company's borrowing costs. While it is difficult to predict the response of investors in the Company's medium and long-term note and commercial paper programs and, therefore, it is difficult to quantify such effect of the Merger with reasonable accuracy, the Company has estimated an increase in borrowing costs of 30 basis points. The increase in interest expense was calculated using the 1995 average commercial paper balance outstanding and the 1995 issuances of medium and long-term debt multiplied by the incremental interest costs. To illustrate the Company's sensitivity to interest rates, had the increase in borrowing costs been 20 or 40 basis points the Company's interest expense adjustment would have been $6.7 million or $13.4 million, respectively.

(3) Reflects the net reduction in the Company's short-term note interest expense as a result of the following items, as adjusted for the increased borrowing costs as a result of the Merger. See (2) above.

                                                        Interest Expense
          Item                                          Increase (Decrease)
- --------------------------------------------          -------------------
- - Net proceeds from the proposed $2,750 million
  initial  securitization of lease and loan
  receivables and the issuance of preferred
  equity  securities net of amounts used to
  purchase outstanding company stock                        $(106,100)

- - Repay the interest  free loans AT&T made to
  the Company  pursuant to the Gross Profit
  Tax Deferral Interest Free Loan Agreement*                   14,900

- - Payment to AT&T to assume all tax
  liabilities of Federal and combined state
  taxes for periods prior to the Merger                         2,100

- - Fund the accelerated payout of the
  Company's SPIP relating to the
  Merger and other payments to certain
  officers of the Company                                       4,000

- - Merger related and other transaction
  costs                                                         1,300
                                                              --------

  Net reduction in interest expense                         $ (83,800)
                                                             =========

  * The amount is calculated using the 1995 average outstanding interest-free loan balance.


      27                                                        FORM 10-Q

(4) Reflects the reduction in the Company's capital lease and finance revenue as a result of the securitization of $2,750 million of lease and loan receivables.

(5) Reflects the recognition of the expected servicing fees associated with servicing the securitized lease and loan receivables.

(6) Reflects the incremental and recurring costs in the Company's operating and administrative expenses, including services for telecommunications, certain information processing, travel, human resource, real estate, express mail and insurance services as a result of the Company no longer being entitled to the discounts accorded to AT&T and its subsidiaries or received directly from AT&T. In addition, annual fees of $3.0 million and $.3 million will be paid to Nomura and Babcock & Brown, respectively.

(7) Reflects dividends to be paid on preferred equity securities issued by a consolidated entity of the Company.

(8) Reflects the tax effect of the foregoing estimated adjustments at the assumed combined Federal and state statutory income tax rate of 39.55%.

(9) The source for the number of shares used for the historical earnings per share was the Company's 1995 Annual Report on Form 10-K. The number of shares used to calculate the pro forma loss per share reflects the shares expected to be outstanding following the Merger (approximately 19 million).


      28                                                        FORM 10-Q

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                    PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                (Dollars in Thousands, except per share amounts)
                                   (Unaudited)


                                       For the six
                                       months ended
                                          June 30,  Pro Forma
                                          1996    Adjustments(1)  Pro Forma
                                         -------   -----------     ---------
Revenues:
 Finance revenue                        $ 96,963   $  (4,800)(4)  $ 92,163
 Capital lease revenue                   323,209    (114,600)(4)   208,609
 Rental revenue on operating
  leases                                 325,486                   325,486
 Equipment sales                          48,596                    48,596
 Other revenue, net                      105,630       8,000 (5)   113,630
                                        --------   ----------     --------
Total Revenues                           899,884    (111,400)      788,484
                                        --------   ----------     --------
Expenses:
 Interest                                230,072     (39,100)(3)   198,972
                                                       8,000 (2)

Operating and
  administrative                         248,409       3,700 (6)   252,109
 Depreciation on operating
  leases                                 211,941                   211,941
 Cost of equipment
  sales                                   40,659                    40,659
 Provision for credit
  losses                                  48,536                    48,536
                                         -------    ---------     ---------
Total Expenses                           779,617     (27,400)      752,217
                                        --------    ---------     --------
Minority interest - preferred
  equity securities                                    9,000 (7)     9,000

Income (Loss) before income taxes        120,267     (93,000)       27,267

Provision (benefit) for income taxes      45,444     (36,089)(8)     9,355
                                         -------     --------     --------
Net Income (Loss)                       $ 74,823    $(56,911)    $  17,912
                                         =======     ========     ========

Primary Earnings Per Share              $   1.58                 $    0.94
                                        --------                 ---------
Number of shares (000's) (9)              47,485                    19,000
                                        --------                 ---------
Fully diluted earnings per share        $   1.57                 $    0.94
                                        --------                 ---------
Number of shares (000's) (9)              47,560                    19,000
                                        --------                 ---------

The accompanying explanatory notes are an integral part of this pro forma consolidated income statement.


      29                                                        FORM 10-Q

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
    EXPLANATORY NOTES TO THE PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                      For the Six Months Ended June 30, 1996
                             (Dollars in Thousands)

(1) The pro forma consolidated statement of income for the six months ended June 30, 1996 does not reflect the effects of the Company's proposed future strategy of increasing the periodic securitization of lease and loan receivables as a funding source subsequent to the Merger. The amount of lease and loan receivables currently anticipated to be securitized annually is expected to range between $1,500 and $2,500 million. In addition, the June 30, 1996 pro forma consolidated income statement does not reflect non-recurring items. See
Note 1 to the pro forma consolidated income statement for the year ended December 31, 1995 and Notes 6, 7, and 8 to the pro forma consolidated balance sheet.

Since the recurring effects of securitizing lease and loan receivables as well as the underlying assumptions can be material, Note 1 to the pro forma consolidated income statement for the year ended December 31, 1995 illustrates such sensitivity. In addition, the impacts of the proposed initial securitization on the historical financial statements decrease over time as the balance of the securitized lease and loan receivables outstanding amortizes. For example, the reduction to finance and capital lease revenue for the six months ended June 30, 1996 was less than half of what the reduction was for the year ended 1995.

(2) The Merger will likely increase the Company's borrowing costs. While it is difficult to predict the response of investors in the Company's medium and long-term note and commercial paper programs and, therefore, it is difficult to quantify the effect of such Merger with reasonable accuracy, the Company has estimated an increase in borrowing costs of 30 basis points. The increase in interest expense was calculated using the 1996 average commercial paper balance outstanding and the 1995 full year and the year-to-date June 30, 1996 issuances of medium and long-term debt multiplied by the incremental interest costs. To illustrate the Company's sensitivity to interest rates, had the increase in borrowing costs been 20 or 40 basis points the Company's interest expense adjustment would have been $5.3 million or $10.7 million, respectively.

(3) Reflects the net reduction in the Company's short-term notes interest expense as a result of the following items, as adjusted for the increased borrowing costs as a result of the Merger. See (2) above.

                                                        Interest Expense
          Item                                          Increase (Decrease)
- --------------------------------------------          -------------------
- - Net proceeds from the proposed $2,750 million
  initial  securitization of lease and loan
  receivables and the issuance of preferred
  equity  securities net of amounts
  used to purchase outstanding company stock             $ (49,600)

- - Repay the interest free loans AT&T made to the Company pursuant to the Gross Profit Tax Deferral Interest Free Loan
  Agreement*                                                 7,100

      30                                                        FORM 10-Q

- - Payment to AT&T to assume all tax
  liabilities of Federal and combined state
  taxes for periods prior to the Merger                      1,000

- - Fund the accelerated payout of the
  Company's SPIP relating to the
  Merger and other payments to certain
  officers of the Company                                    1,800

- - Merger related and other transaction
  costs                                                        600
                                                          ---------

     Net reduction in interest expense                   $ (39,100)
                                                          =========


     * The amount is calculated using the 1996 average outstanding interest-free loan balance.


(4) Reflects the reduction in the Company's capital lease and finance revenue as a result of securitizing $2,750 million of lease and loan receivables.

(5) Reflects the recognition of the expected servicing fees associated with the securitized lease and loan receivables.

(6) Reflects the incremental costs in the Company's operating and administrative expenses, including services for telecommunications, computer information processing, travel, human resource, real estate, express mail and insurance services as a result of the Company no longer being entitled to the discounts accorded to AT&T and its subsidiaries or received directly from AT&T. In addition, annual fees of $3.0 million and $.3 million will be paid to Nomura and Babcock & Brown, respectively.

(7) Reflects dividends to be paid on preferred equity securities issued by a consolidated entity of the Company.

(8) Reflects the tax effect of the foregoing estimated adjustments at the assumed combined Federal and state statutory income tax rate of 39.55%.

(9) The source for the number of shares used for the historical earnings per share was the Company's 1995 Annual Report on Form 10-K. The number of shares used to calculate the pro forma earnings per share reflects the shares expected to be outstanding following the Merger (approximately 19 million).
      31                                                        FORM 10-Q



Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

             Exhibit Number



             11  Computation of Primary and Fully Diluted Earnings Per
                 Share

             12  Computation of Ratio of Earnings to Fixed Charges

             27  Financial Data Schedule

         (b) Current reports on Form 8-K:

               Report on Form 8-K,  dated June 5, 1996,  was filed  pursuant  to
               Item 5.

               Report on Form 8-K,  dated April 12, 1996,  was filed pursuant to
               Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

               Report on Form 8-K,  dated April 30, 1996,  was filed pursuant to
               Item 5.





      32                                                        FORM 10-Q

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              AT&T CAPITAL CORPORATION




  July 31, 1996
                                              Ramon Oliu, Jr.
                                              Controller
                                              Chief Accounting Officer





        33                                                       FORM 10-Q

                                  EXHIBIT INDEX


  EXHIBITS



  Exhibit                          Description
  Number
  ------

    11        Computation of Primary and Fully Diluted Earnings Per Share

    12        Computation of Ratio of Earnings to Fixed Charges

    27        Financial Data Schedule