Form 10-Q
period 1996-09-30
AT&T CAPITAL CORP /DE/
filed 1996-11-14
CIK 897708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1996

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

Yes  X     No
   _____     _____

    At October 31, 1996, 90,000,000 shares of common stock, par value $.01 per share, were outstanding.

2                                                                      FORM 10-Q

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands except per share amounts)

                                   (Unaudited)

                          For the Three Months       For the Nine Months
                           Ended September 30,       Ended September 30,
                            1996         1995         1996        1995
                          --------    --------      --------    --------
Revenues:

 Finance revenue          $ 52,393    $ 46,793    $  149,357  $  127,825
 Capital lease revenue     169,148     150,427       492,357     428,097
 Rental revenue on
  operating leases (A)     179,894     141,800       505,380     411,169
 Equipment sales            24,012      10,375        72,608      27,356
 Other revenue, net         45,162      46,486       150,792     146,204
                          --------    --------     ---------   ---------
 Total Revenues            470,609     395,881     1,370,494   1,140,651
                          --------    --------     ---------   ---------
Expenses:
 Interest                  120,288     106,086       350,359     300,891
 Operating and
  administrative           126,762     116,456       375,172     351,443
 Depreciation on
  operating leases         117,394      88,328       329,336     259,487
 Cost of equipment
  sales                     21,018       9,896        61,677      25,195
 Provision for credit
  losses                    22,918      20,681        71,454      60,359
                          --------    --------     ---------   ---------
Total Expenses             408,380     341,447     1,187,998     997,375
                          --------    --------     ---------   ---------

Income before income
 taxes                      62,229      54,434       182,496     143,276

Provision for income
 taxes                      21,762      21,962        67,206      57,810
                          --------    --------     ---------   ---------

Net Income                $ 40,467    $ 32,472     $ 115,290   $  85,466
                          ========    ========     =========   =========



                                   (Continued)

3                                                                     FORM 10-Q

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Continued)
                 (Dollars in Thousands except per share amounts)
                                   (Unaudited)


                         For the Three Months      For the Nine Months
                          Ended September 30,      Ended September 30,
                           1996         1995         1996        1995
                         --------     --------     --------     -------
  Earnings per common
  share and common share
  equivalent:

  Earnings Per Share     $    .85     $    .69    $   2.43     $   1.82
                         ========     ========    ========     ========

 Weighted average shares
 outstanding (thousands):  47,565       47,195      47,497       47,063
                         ========     ========    ========     ========


     (A) Includes $22,821 and $26,174 for the three months ended September 30, 1996 and 1995, respectively, and $67,224 and $66,398 for the nine months ended September 30, 1996 and 1995, respectively, from AT&T Corp.("AT&T") and its affiliates.

     The accompanying notes are an integral part of these consolidated financial statements.

4                                                                      FORM 10-Q

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                        September 30,
                                            1996          December 31,
                                        (Unaudited)          1995

                                         -----------      ------------

ASSETS:

Cash and cash equivalents               $   18,574       $     3,961
Net investment in finance
 receivables                             2,017,835         1,800,636
Net investment in capital
 leases                                  6,503,112         6,187,131
Investment in operating
 leases, net of accumulated
 depreciation of $716,763 in
 1996 and $642,728 in 1995               1,284,868         1,117,636
Deferred charges and other assets          427,211           431,895
                                        -----------       ----------

Total Assets                           $10,251,600       $ 9,541,259
                                        ===========       ==========

LIABILITIES AND SHAREOWNERS' EQUITY:
Liabilities:
Short-term notes, less
 unamortized discount of
 $271 in 1996 and $9,698 in
 1995                                  $ 3,021,459       $ 2,212,351
Deferred income taxes                      498,927           555,296
Income taxes and other payables            545,467           581,000
Payables to AT&T and affiliates             71,478           360,429
Medium- and long-term debt               4,896,467         4,716,058
Commitments and contingencies
                                       -----------       -----------

Total Liabilities                      $ 9,033,798       $ 8,425,134
                                       -----------       -----------


                                   (Continued)

5                                                                      FORM 10-Q

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                             (Dollars in Thousands)


                                      September 30,
                                          1996              December 31,
                                       (Unaudited)             1995
                                       ------------        ------------


Shareowners' Equity:
Common stock, one cent par value:
 Authorized 100,000,000 shares,
 issued and outstanding, 47,097,447
 shares in 1996 and 46,968,810 shares
 in 1995                                $       471         $       470
Additional paid-in capital                  786,163             783,244
Recourse loans to senior executives         (20,923)            (20,512)
Foreign currency translation
  adjustments                                (2,804)             (2,173)
Retained earnings                           454,895             355,096
                                         ----------          ----------
Total Shareowners' Equity                 1,217,802           1,116,125
                                         ----------          ----------

Total Liabilities and
 Shareowners' Equity                    $10,251,600         $ 9,541,259
                                         ==========          ==========



        The accompanying notes are an integral part of these consolidated financial statements.

6                                                                      FORM 10-Q

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                    For The Nine Months
                                                    Ended September 30,
                                                   1996           1995*
                                               ----------     ----------

CASH FLOW FROM OPERATING ACTIVITIES:

Net income                                      $ 115,290     $   85,466
Noncash items included in income:
   Depreciation and amortization                  344,459        303,412
   Deferred taxes                                 (17,034)        30,983
   Provision for credit losses                     71,454         60,359
   Gain on receivables securitizations             (5,041)             -
   Gain on SBA and other loan sales                (8,833)        (7,467)
(Increase) decrease in deferred charges and
   other assets                                   (63,976)        74,293
Decrease in income taxes and
   other payables                                (109,789)       (32,583)
Increase (decrease) in payables to AT&T and
   affiliates                                       1,782         (3,170)
                                               -----------    -----------

Net Cash Provided by Operating Activities         328,312        511,293
                                               -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of businesses, net of cash acquired            -       (292,590)
Purchase of finance asset portfolios             (148,109)       (14,937)
Financings and lease equipment purchases       (4,170,561)    (3,819,016)
Principal collections from customers,
 net of amounts included in income              3,041,912      2,871,692
Cash proceeds from receivables securitizations    128,830         81,475
Cash proceeds from SBA and other loan sales       119,890         92,047
                                               -----------    -----------

Net Cash Used for Investing Activities        $(1,028,038)   $(1,081,329)
                                               -----------    -----------


                                   (Continued)

7                                                                      FORM 10-Q

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)


                                                   For The Nine Months
                                                   Ended September 30,
                                                   1996          1995*
                                               ------------  -----------

CASH FLOW FROM FINANCING ACTIVITIES:

Increase (decrease)in short-term notes, net     $  790,842   $  (224,397)
Additions to medium and long-term debt           1,288,102     1,604,370
Repayments of medium and long-term debt         (1,101,718)     (906,495)
(Decrease) increase in payables to AT&T
   and affiliates                                 (247,397)       56,164
Dividends paid                                     (15,490)      (14,070)
                                                 ---------     ---------
Net Cash Provided by Financing
 Activities                                        714,339       515,572
                                                 ---------     ---------

Net Increase (decrease) in Cash and Cash
   Equivalents                                      14,613       (54,464)

Cash and Cash Equivalents at Beginning of Period     3,961        54,464
                                                 ---------     ---------

Cash and Cash Equivalents at End of Period      $   18,574    $        0
                                                 =========     =========


Non-Cash Investing and Financing Activities:

   In the first nine months of 1996 and 1995, the Company entered into capital lease obligations of $24,456 and $20,496, respectively, for equipment that was subleased.

   In the first nine months of 1996 and 1995, the Company assumed debt of $3,384 and $472,952, respectively, in conjunction with acquisitions.

   * Certain 1995 amounts have been restated to conform to the 1996 presentation.

   The accompanying notes are an integral part of these consolidated financial statements.

8                                                                      FORM 10-Q


                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by AT&T Capital Corporation and its subsidiaries ("AT&T Capital" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. The results for interim periods are not necessarily indicative of financial results for the full year. See Notes 4 and 5 for discussion of Recent and Subsequent Events. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the current year's previously issued Form 10-Qs.

2.  Shareowners' Equity

     On April 19, 1996 and July 19, 1996, the Company's Board of Directors declared dividends of $.11 per share. The dividends were paid on May 31, 1996 and August 30, 1996, respectively, to shareowners of record as of the close of business on May 10, 1996 and August 9, 1996, respectively. As a result of the Merger as defined in Note 5, Subsequent Events, the Company anticipates that it will no longer pay dividends in the short-term, and may incur certain obligations which may restrict the payment of future dividends.

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

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practical. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and application is prospective. Management does not expect the adoption of

9                                                                      FORM 10-Q

this standard to have a material impact on the Company's consolidated financial statements.

4.  Recent Events

      On September 20, 1995, AT&T announced a plan to pursue the public or private sale of its remaining 86% interest in AT&T Capital. On such date, AT&T also announced a plan to separate (the "Separation") into three publicly-held stand-alone global businesses (AT&T, Lucent Technologies Inc. ("Lucent") and NCR Corporation ("NCR"). In connection with the Separation, AT&T spun-off its entire remaining equity interest in Lucent to AT&T shareowners on September 30, 1996. The Separation is targeted by AT&T to be completed by the end of 1996, subject to certain conditions. For a more detailed discussion of AT&T's restructuring plans see Note 16 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     In the second quarter of 1996, the Company executed an Operating Agreement with each of Lucent and NCR, and entered into letter agreements with Lucent and NCR regarding the applicability to Lucent and NCR of specified provisions of the License Agreement and the Intercompany Agreement between the Company and AT&T. The full texts of such Operating Agreements and letter agreements with Lucent and NCR have been filed with the SEC.

     The Company has paid a sales assistance fee ("SAF") to Lucent, which fee is related to the volume of the Company's Lucent-related business. Under the terms of its Operating Agreement with the Company, Lucent is prohibited from accepting a SAF from any other provider of leasing services. In early 1996, following Lucent's request, the Company agreed to pay a substantial increase in the SAF for 1995, both as an absolute amount and as a percentage of volumes attributable to Lucent. After giving effect to the increase, the SAF paid by the Company to Lucent for 1995 was approximately double the 1994 fee. The Company and Lucent recently agreed to a modified formula for calculating the SAF for the remaining years of the term of Lucent's Operating Agreement (retroactive to January 1, 1996). The revised formula is expected to result in aggregate annual SAF which are approximately double the amounts that would have been paid if the pre-1995 formula had been maintained.

     On June 5, 1996, AT&T Capital entered into an Agreement and Plan of Merger ("the Merger Agreement") dated as of June 5, 1996, with AT&T, Hercules Limited ("Hercules") and Antigua Acquisition Corporation ("Antigua"). Hercules is owned by Hercules Holdings (UK) Limited, which in turn is a wholly-owned subsidiary of GRS Holding Company, Ltd., a U.K. rail leasing business.

     On September 30, 1996 the Company, pursuant to a Gross Profit Tax Deferral Interest Free Loan Agreement (the "GPTD Agreement") between the Company and AT&T, made a payment of $247.4 million to AT&T for full repayment of such loans. The GPTD Agreement required the Company to repay such loans immediately prior to the Company no longer being a member of AT&T's consolidated group for federal income tax purposes. Also on September 30, 1996, pursuant to the Merger Agreement, the Company made a $35.0 million payment to AT&T in exchange for AT&T assuming all tax liabilities associated with Federal and combined state taxes for periods prior to the consummation of the Merger as defined in Note 5,

10                                                                     FORM 10-Q

Subsequent Events.

5.  Subsequent Events

      On October 1, 1996, the Company completed its merger with a leasing consortium including certain management team members (the "Merger"). As a result of the Merger, AT&T Capital's shareowners received $45 in cash for each outstanding share of the Company's Common Stock. The total Merger consideration for the outstanding shares and stock options was approximately $2.2 billion. Upon consummation of the Merger, Merger Sub, a wholly-owned subsidiary of Hercules, was merged with and into the Company. For the pro forma impacts of the Merger, refer to the Company's Form 8-K dated October 1, 1996.

     In connection with the Merger, the Company incurred a $28.4 million after-tax expense relating to the accelerated payout of the Company's Share Performance Incentive Plan and other payments to certain officers of the Company, and an $8.4 million after-tax expense relating to the Company's Merger related and other transaction costs.

     Also, in connection with the Merger, the Company's four rating agencies took the following actions: Standard & Poor's ("S&P") lowered the Company's senior medium and long-term debt and commercial paper, previously rated A and A-1, to BBB and A-2, respectively; Duff & Phelps Credit Rating Co. ("Duff & Phelps") lowered the Company's senior medium and long-term debt and commercial paper, previously rated A and D-1, to BBB and D-2, respectively; Fitch Investor Services ("Fitch"), which began rating the Company's commercial paper in May, 1996 lowered the Company's F-1 rating to F-2 and rated the Company's senior medium and long-term debt BBB. Moody's Investors Service ("Moody's") has lowered the Company's senior medium and long-term debt and commercial paper to Baa3 from A-3 and P-3 from P-1, respectively.

     On October 15, 1996 the Company securitized $3.0 billion of lease and loan receivables (including $0.3 billion of receivables previously sold and recently repurchased by the Company)(the "Securitization"). A portion of the Securitization proceeds were used to finance the Merger transaction. In connection with the Securitization the Company recorded an after-tax gain of approximately $80 million.

     On October 25, 1996 the Company issued to the public eight million preferred securities for $25 per share. Holders of the securities will be entitled to receive cash distributions at an annual rate of 9.06%, which is guaranteed by the Company. The securities are rated BBB- by S&P, Fitch and Duff & Phelps. Moody's has rated the securities ba2.

     The consolidated financial statements reflect, and the future consolidated financial statements of the Company will reflect, the historical cost of the Company's assets and liabilities. Adjustments to the Company's consolidated financial statements to reflect the fair value of the Company's assets and liabilities as of the merger date ("push down" accounting) will not be reflected due to the existence of substantial publicly traded debt of the Company.

11                                                                     FORM 10-Q

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     On October 1, 1996, the Company completed its merger with a leasing consortium including certain management team members (the "Merger"). As a result of the Merger, AT&T Capital's shareowners received $45 in cash for each outstanding share of the Company's Common Stock. The total Merger consideration for the outstanding shares and stock options was approximately $2.2 billion. On October 15, 1996 the Company securitized $3.0 billion of lease and loan receivables (including $0.3 billion of receivables previously sold and recently repurchased by the Company) (the "Securitization"). On October 25, 1996 the Company issued to the public eight billion Trust Originated Preferred Securities ("TOPrS")(the "Preferred Offering"). For a more detailed discussion of the Merger, the Securitization, the Preferred Offering and their related impacts on the Company, see Notes 4 and 5 to the unaudited consolidated financial statements and the pro forma financial statements included in the Company's Form 8-K dated October 1, 1996.

RESULTS OF OPERATIONS

Three months ended September 30, 1996 versus September 30, 1995

     Unless otherwise indicated, all period to period comparisons represent balances or activity at or for the three months ended September 30, 1996 versus September 30, 1995, respectively.

     Net income of $40.5 million increased 24.6% from $32.5 million. Earnings per share of $0.85 increased 23.4% from $0.69. These increases were generated principally through increased portfolio revenues resulting from a higher level of average net portfolio assets, increased computer trading activity and a lower effective income tax rate. This activity was partially offset by increased interest expense, operating and administrative ("O&A") expenses and provision for credit losses, all of which were associated with a higher level of portfolio assets.

     Finance revenue of $52.4 million increased $5.6 million, or 12.0%. A 21.6% increase in the average net finance receivables contributed $10.1 million of the increase, while the decline in average yield from 11.28% to 10.39% offset this increase by $4.5 million. The growth in the portfolio was primarily due to increases in the large-ticket structured finance and certain small-ticket portfolios. The decline in yield was experienced in certain large and small-ticket portfolios. In connection with the Securitization, the Company's net investment in finance receivables decreased by approximately $.1 billion. As a result, the Company's average finance receivables will be lower and generate less finance revenue in the future. However, the Company will earn portfolio servicing fees for managing such securitized assets.

     Capital lease revenue of $169.1 million increased $18.7 million, or 12.4%. Of the total increase, $14.9 million was due to an 9.9% increase in the average net capital lease portfolio. A strengthened yield of 10.56% up from 10.32% contributed $3.8 million to the increase. The Company experienced higher yields in certain small-ticket portfolios which were somewhat offset by lower yields in certain international portfolios. In connection with the Securitization, the Company's net investment in capital

12                                                                     FORM 10-Q

leases decreased by approximately $2.8 billion. As a result, the Company's average capital lease portfolio will be lower and generate less capital lease revenue in the future. However, the Company will earn portfolio servicing fees for managing such securitized assets.

     Rental revenue on operating leases of $179.9 million increased 26.9% and depreciation expense on operating leases of $117.4 million increased 32.9%. Rental revenue less associated depreciation ("operating lease margin") was $62.5 million, or 34.7% of rental revenue, compared with $53.5 million, or 37.7% of rental revenue. The decreased operating lease margin percent relates primarily to increased depreciation on certain computer-related assets.

     Net interest margin (finance revenue, capital lease revenue and rental revenue, less depreciation on operating leases and interest expense) of $163.8 million or 6.76% of average net portfolio assets decreased slightly from 6.78%. The decrease in the net interest margin percentage is consistent with the decrease in the total portfolio yield from 11.75% to 11.72% and the increase in average borrowings reflective of the increased debt to equity ratio (to 6.50 times from 6.07 times) partially offset by a decrease in the average cost of debt (to 6.38% from 6.72%). The decrease in the third quarter cost of debt is primarily due to a shift in the debt mix towards commercial paper, which carries a lower cost.

     Revenue from sales of equipment of $24.0 million increased from $10.4 million. Similarly, cost of equipment sales of $21.0 million increased from $9.9 million. Revenue from sales of equipment less associated cost of equipment sales ("equipment sales margin") was $3.0 million, or 12.5% of revenue from sales of equipment compared to $0.5 million, or 4.6%. The increased equipment sales and equipment sales margin was primarily due to a heightened demand for mainframes and other emerging technology equipment.

     Average borrowings outstanding of $7.5 billion increased 19.4%, or $1.2 billion. This increase was due to growth in portfolio assets and an increased debt to equity ratio. The increased debt to equity ratio was impacted by the Company's decision to defer its quarterly securitization in anticipation of the merger-related Securitization. The Company anticipates that approximately 30% of its annual financing volume originated each year will be securitized. Interest expense of $120.3 million increased 13.4%, or $14.2 million. Higher average borrowings contributed $20.6 million of the increase and was partially offset by $6.4 million due to a decline in the average cost of debt.

     In October, 1996, the Company repaid approximately $1.6 billion of commercial paper with proceeds from the Securitization and Preferred Offering, net of amounts used to purchase Company common stock. Consequently, the lower borrowings outstanding will reduce the Company's interest expense. Conversely, the Company's cost of debt in the future will be negatively impacted by the loss of interest free loans from AT&T pursuant to a Gross Profit Tax Deferral ("GPTD") Interest Free Loan Agreement (the "GPTD Agreement"). As discussed below in "Liquidity and Capital Resources", the Company's debt ratings were lowered in connection with the Merger. As a result, the Company estimates its cost of issuing debt will increase by approximately 20 to 25 basis points. See Notes 4 and 5 to the unaudited consolidated financial statements for further discussion of the Merger, Securitization, Preferred Offering and other related transactions.

13                                                                     FORM 10-Q

     O&A expenses of $126.8 million increased 8.9% from $116.5 million. This increase was due to increased costs associated with managing a higher level of assets. Third quarter annualized O&A expenses to quarter-end assets equaled 4.95% in 1996 and 5.16% in 1995. The ratio's improvement reflects strong asset growth more than offsetting increased O&A costs. As a percentage of owned and managed assets, three months annualized O&A expenses were 4.09% and 4.07% at September 30, 1996 and 1995 respectively.

     The provision for credit losses of $22.9 million increased 10.8% from $20.7 million. See "Credit Quality" below for a discussion of the provision for credit losses.

     The Company's effective income tax rate decreased to 35.0% from 40.3%. The decrease in the overall effective income tax rate was due to several factors including a lower impact of foreign taxes, a decrease in the effect of non-tax deductible goodwill and other factors.

     The Company's non-AT&T/Lucent businesses continue to make improved contributions. Non-AT&T/Lucent businesses represented 67.7%, 63.1% and 40.7% of total assets, revenues and net income, respectively, all increasing from 65.1%, 59.9% and 32.2%, respectively.

Nine months ended September 30, 1996 versus September 30, 1995

     Unless otherwise indicated, all period to period comparisons represent balances or activity at or for the nine months ended September 30, 1996 versus September 30, 1995, respectively.

     Net income of $115.3 million increased 34.9% from $85.5 million. Earnings per share of $2.43 increased 33.7% from $1.82. These increases were generated principally through increased portfolio revenues resulting from a higher level of average net portfolio assets, increased computer trading activity, a gain on a first quarter 1996 securitization of lease receivables and a lower effective income tax rate. This activity was partially offset by increased interest expense, O&A expenses and provision for credit losses all of which were associated with a higher level of portfolio assets.

     Finance revenue of $149.4 million increased 16.8% from $127.8 million. The 20.4% increase in average net finance receivables accounted for this increase. The growth in the portfolio generated approximately $26.0 million of additional revenue and was driven by increases in the large-ticket structured finance and certain small-ticket portfolios. A decline in the overall average yield from 10.63% to 10.32% reduced revenue by $4.4 million. See the third quarter "Results of Operations" discussion regarding the impact of the Securitization on future finance revenue.

     Capital lease revenue of $492.4 million increased 15.0% from $428.1 million. The 12.7% increase in the average net capital lease portfolio contributed $54.5 million of the increase while an improved average yield of 10.45% from 10.24% contributed the remaining $9.8 million. The growth in the portfolio primarily occurred in the small-ticket leasing portfolios and international businesses. The improved yield was primarily due to increased levels of higher yielding assets in certain small-ticket and automotive portfolios. Also contributing to the increase were stronger yields in the Company's mid-range and mainframe computer portfolios. See the third quarter "Results of Operations" discussion regarding the impact

14                                                                     FORM 10-Q

of the Securitization on future capital lease revenue.

     Revenue on operating leases of $505.4 million increased 22.9% and depreciation expense on operating leases of $329.3 million increased 26.9%. Operating lease margin was $176.0 million, or 34.8% of rental revenue compared with $151.7 million, or 36.9% of rental revenue. The increased revenue was primarily generated in the Company's small-ticket telecommunication portfolios. The decreased operating lease margin percent relates primarily to increased depreciation on certain computer-related assets and certain small-ticket portfolios.

     Net interest margin of $467.4 million or 6.62% of average net portfolio assets decreased slightly from 6.65%. While total portfolio yields were relatively unchanged, the net interest margin percentage was impacted by the increase in the debt to equity ratio partially offset by a decrease in the average cost of debt (to 6.45% from 6.59%). The decrease in the cost of debt resulted from the issuance of medium and long-term debt at a lower cost than the maturing debt and a shift in the mix toward commercial paper.

     Revenue from sales of equipment of $72.6 million increased from $27.4 million. Similarly, cost of equipment sales of $61.7 million increased from $25.2 million. Equipment sales margin of $10.9 million, or 15.1% of revenue from sales of equipment increased from $2.2 million, or 7.9%. The revenue and margin improvements were primarily due to a heightened demand for mainframes and other emerging technology equipment.

     Other revenue increased 3.1% to $150.8 million from $146.2 million. This increase resulted primarily from a $5.0 million pre-tax gain relating to a securitization of $75.2 million of lease receivables in the first quarter of 1996. No lease receivables were securitized during the first three quarters of 1995. As a result of the Securitization, the Company will recognize a pre-tax gain of approximately $133 million in the fourth quarter. In the future, the Company will also recognize portfolio servicing fees for managing such securitized assets. As previously discussed, the Company anticipates that approximately 30% of its annual financing volume originated each year will be securitized.

     Average borrowings outstanding of $7.2 billion increased 18.9%, or $1.2 billion. This increase was primarily due to growth in portfolio assets and an increased debt to equity ratio. Interest expense of $350.4 million increased 16.4%, or $49.5 million. Higher average borrowing contributed $57.1 million of the increase and was partially offset by $7.6 million due to a decline in the average cost of debt. See the third quarter "Results of Operations" discussion regarding certain expected increases and decreases in the Company's cost of debt as a result of the Merger, Securitization, Preferred Offering and other related transactions.

     O&A expenses of $375.2 million increased 6.8% from $351.4 million. This increase was due to increased costs associated with managing a higher level of assets. At September 30, 1996, nine months annualized O&A expenses to quarter-end total assets decreased to 4.88% from 5.19%. A majority of the Company's operations contributed to the improvement due to increased utilization of infrastructure, increased operating efficiencies and increased total assets. As a percentage of quarter-end total owned and managed assets, nine months annualized O&A expenses were 4.03% and 4.09% at September 30, 1996 and 1995, respectively.

15                                                                     FORM 10-Q

     The provision for credit losses of $71.5 million increased 18.4% from $60.4 million. See "Credit Quality" below for a discussion of the provision for credit losses.

     The Company's effective income tax rate of 36.8% decreased from 40.3%. The decrease in the overall effective tax rate was due to several factors, including a lower impact of both state and foreign taxes, a decrease in the effect of non-tax deductible goodwill and other factors.

     Non-AT&T/Lucent businesses represented 67.7%, 62.2% and 32.7% of the total assets, revenues and net income, respectively, all increasing from 65.1%, 57.8% and 15.7%, respectively. The increases in the asset and revenue mix was generated widely across the Company's businesses. The increase in the net income percentage was due to growth in certain small-ticket, automobile and large-ticket specialty and structured finance portfolios, as well as a securitization of lease receivables in the first quarter of 1996. Without such securitization, the non-AT&T/Lucent businesses would have contributed 30.9% of the total net income.

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

     The following chart reflects the Company's portfolio credit performance indicators:


                                                     At            At
                                                September 30, December 31,
(dollars in millions)                           1996     1995     1995
---------------------------------------------------------------------------
Allowance for credit losses                     $235.2   $214.7   $223.2
Nonaccrual assets                               $148.3   $101.9   $118.5
Net charge-offs*/Portfolio assets                0.76%    0.57%    0.50%
Allowance for credit losses/Portfolio assets     2.34%    2.41%    2.39%
Nonaccrual assets/Portfolio assets               1.48%    1.15%    1.27%
Delinquency (two months or greater)              2.13%    1.31%    1.46%



(*) Net charge-offs are based upon the twelve months ended September 30, 1996 and 1995 and December 31, 1995.

     At or for the nine months ended September 30, 1996, nonaccrual assets, net charge-offs and delinquencies increased from the comparable prior year period. An increased level of portfolio assets largely drove the increase in allowance, nonaccruals and provision levels. Also contributing to the increases were a large write-off in 1996, previously included in nonaccrual assets, and a large delinquent financing in the Company's structured finance portfolio and certain retail industry-related accounts.

     The Company maintains an allowance for credit losses at a level management believes is adequate to cover estimated losses in the portfolio

16                                                                     FORM 10-Q

based on a review of historical loss experience, a detailed analysis of delinquencies and problem portfolio assets, and an assessment of probable losses in the portfolio as a whole, given its diversification. Management also takes into consideration the potential impact of existing and anticipated economic conditions.

     Certain credit statistics will be impacted as a result of the Securitization. The Company's allowance for credit losses is expected to decrease approximately pro rata with the decrease in the Company's portfolio assets. In addition, certain credit ratios which include portfolio assets (e.g. nonaccrual assets/portfolio assets) will increase. Management believes that the Company's allowance for credit losses continues to be adequate to cover estimated losses on portfolio assets.

FINANCIAL CONDITION

     Net portfolio assets increased 7.6% or $0.7 billion to $9.8 billion at September 30, 1996 compared to December 31, 1995. A significant portion of the growth was generated from U.S. businesses, primarily in small-ticket portfolios. In August, 1996, the Company acquired a $162 million Canadian office equipment and automobile leasing portfolio. The growth was slightly offset by the sale of $95.7 million of SBA and other loans, and a $75.2 million securitization of lease receivables. As of September 30, 1996, both the composition of the portfolio assets by financing product as well as by type of equipment remained relatively consistent with December 31, 1995. As a result of the Securitization, the Company's net portfolio assets decreased by $2.9 billion. The Securitization decreased net investment in capital leases by $2.8 billion and net investment in finance receivables by $.1 billion.

     At September 30, 1996, the total portfolio assets managed by the Company on behalf of others (including assets formerly owned by the Company which have been previously securitized) was $2.2 billion, approximately the same as at December 31, 1995. Increases in managed assets were experienced in the AT&T and SBA portfolios. Normal portfolio run-off offset such increases. Of the total assets managed by the Company on behalf of others, 69.0% at September 30, 1996 and 68.0% at December 31, 1995 were assets managed on behalf of AT&T and its affiliates.

      On October 15, 1996, the Company securitized through a public placement, $3.0 billion of lease and loan receivables (which includes $0.3 billion of receivables previously sold and recently repurchased by the Company). A portion of the Securitization proceeds were used to finance the Merger transaction. As a result of the Securitization, the Company's managed asset base will substantially increase to approximately $5.0 billion. Correspondingly, the AT&T managed portfolio will drop to approximately one-third of total managed assets.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates a substantial portion of its funds to support the Company's operations from lease and rental receipts, but is also highly dependent upon external financing, including the issuance of commercial paper and medium and long-term debt in public markets, foreign bank lines of credit and, historically to a lesser extent, privately placed asset-backed financings (or securitizations). As a key part of the Company's on-going financing strategy to manage leverage and credit risk, the Company

17                                                                     FORM 10-Q

currently anticipates that approximately 30% of its annual financing volume originated each year will be securitized through public and/or private securitizations. As a result, the Company may securitize additional assets in the fourth quarter of 1996.

     The Securitization and anticipated ongoing securitizations of approximately 30% of annual volumes will have significant impacts on the Company's financial results depending upon their timing and magnitude. These impacts, some of which are described in the Results of Operations, include, but are not limited to, the following: net investment in finance receivables and capital leases (including residual values, allowance for credit losses and initial direct costs) will decrease; lower asset levels will result in lower finance revenue and capital lease revenue; cash proceeds generated from the sale will generally be used to reduce debt; lower debt levels will reduce interest expense and leverage; securitization gains will typically be generated as the assets are sold; fees will be earned for servicing the portfolios; residual values will be frozen at the present value at the time of securitization and reclassified to other assets and deferred charges; capital lease revenue will no longer be recognized on the residuals; with lower carrying values of frozen residuals, income (losses) generated from renewals and sales of assets at end of lease will be higher (lower) than if the assets were not securitized; yields and margins on owned assets are likely to be lower due to the fact the securitizations will typically include small-ticket products which generally have higher yields and margins; portfolio quality measures such as delinquency, non-accrual assets, and net charge-offs/portfolio assets will likely increase due to the sale of generally better performing assets (these same measures on an owned and managed asset basis would not be affected by the Securitization); assets, revenues and income derived from the AT&T/Lucent businesses will change; finally, productivity measures such as O&A to period end total assets will increase due to the reduction in the asset base (this measure on an owned and managed asset basis would not be affected by the Securitization).

     In connection with the Merger, the Company's four rating agencies took the following actions: Standard & Poor's ("S&P") lowered the Company's senior medium and long-term debt and commercial paper, previously rated A and A-1, to BBB and A-2, respectively; Duff & Phelps Credit Rating Co. ("Duff & Phelps") lowered the Company's senior medium and long-term debt and commercial paper, previously rated A and D-1, to BBB and D-2, respectively; Fitch Investor Services ("Fitch"), which began rating the Company's commercial paper in May, 1996 lowered the Company's F-1 rating to F-2 and rated the Company's senior medium and long-term debt BBB. Moody's Investors Service ("Moody's") has lowered the Company's senior medium and long-term debt and commercial paper to Baa3 from A-3 and P-3 from P-1, respectively. See "Results of Operations" for discussion of the impact on interest expense.

     In the first nine months of 1996, the Company issued short-term notes (principally commercial paper) of $29.9 billion and made repayments of $29.1 billion, and issued medium and long-term debt of $1.3 billion and repaid $1.1 billion. In the first nine months of 1995, the Company issued short-term notes of $18.8 billion and made repayments of $19.0 billion and issued medium and long-term debt of $1.6 billion and repaid $0.9 billion.

     During the nine months ended September 30, 1996 and 1995, principal collections from customers, proceeds from securitized receivables and

18                                                                     FORM 10-Q

proceeds from SBA and other loan sales of $3.3 billion and $3.0 billion, respectively, were received. These receipts were primarily used for finance receivables and lease equipment purchases (including purchases of finance asset portfolios and businesses) of $4.3 billion and $4.1 billion, respectively, in the first nine months of 1996 and 1995.

     On May 31, and August 30, 1996, the Company paid dividends of eleven cents per share to shareowners of record as of May 10, and August 9, 1996, respectively. As a result of the Merger, the Company anticipates that it will no longer pay dividends in the short-term, and may incur certain obligations which may restrict the payment of future dividends.

     In September 1995, the Company registered with the SEC $3.0 billion of debt securities (including medium-term notes) and warrants to purchase debt securities, currency warrants, index warrants and interest rate warrants. At September 30, 1996, $0.7 billion of medium and long-term debt was available under such debt registration.

     In September 1996, the Company renegotiated its back-up credit facility of $1.8 billion. This facility, negotiated with a consortium of 24 lending institutions, supports the commercial paper issued by the Company. At September 30, 1996, this facility was unused. Under the most restrictive provision of the Company's back-up facility, the Company is required to initially maintain a minimum consolidated tangible net worth of $500.0 million. The Company is in compliance with this and all other covenants of the agreement.

     The Company also has available local lines of credit to meet local funding requirements in Europe, Asia/Pacific and Canada of approximately $0.9 billion, of which approximately $0.6 billion was available at September 30, 1996.

     In October 1996, under the Preferred Offering, a wholly-owned subsidiary of the Company issued to the public eight million preferred securities for $25 per share. Holders of the securities will be entitled to receive cash distributions at an annual rate of 9.06%, which is guaranteed by the Company. The securities are rated BBB- by S&P, Fitch and Duff & Phelps. Moody's has rated the preferred securities ba2.

      Prior to the Merger, the Company has, from time to time, borrowed funds directly from AT&T, including on an interest-free basis pursuant to the GPTD Agreement. As a result of the Merger, the Company is no longer a member of AT&T's consolidated group for federal income tax purposes and was required to repay to AT&T $247.4 million of interest free loans.

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

19                                                                     FORM 10-Q

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

     At September 30, 1996, the total notional amount of the Company's interest rate and currency swaps was $1.4 billion and $0.6 billion, respectively, as compared to $2.2 billion and $.3 billion, respectively, as of December 31, 1995. The U.S. dollar equivalent of the Company's foreign currency forward exchange contracts was $0.8 billion and $0.7 billion at September 30, 1996 and December 31, 1995, respectively.

     There were no past due amounts or reserves for credit losses at September 30, 1996 related to derivative transactions. The Company has never experienced a credit related charge-off associated with derivative transactions.

RECENT PRONOUNCEMENTS

     See Note 3 to the unaudited consolidated financial statements.

RECENT EVENTS

     See Note 4 to the unaudited consolidated financial statements.

SUBSEQUENT EVENTS

    See Note 5 to the unaudited consolidated financial statements.

20                                                                     FORM 10-Q

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

             Exhibit Number

             10(a) Amendment to the AT&T Capital Corporation 1995 Senior
                   Executive Annual Incentive Plan dated October 1, 1996.

             10(b) Amendment to the AT&T Capital Corporation Supplemental
                   Executive Retirement Plan dated October 1, 1996.

             10(c) Amendment to Share Performance Award under the AT&T
                   Capital Corporation 1993 Long-Term Incentive Plan dated

                   October 1, 1996.

             10(d) Amendment Number 2 to the AT&T Capital Corporation 1993 Share
                   Performance Incentive Plan dated October 1, 1996.

             10(e) 1996 AT&T Capital Corporation Leadership Severance Plan
                   effective October 1, 1996.

             10(f) Employment Agreement between Antigua Acquisition
                   Corporation and Thomas C. Wajnert dated September 30,

                   1996.

             10(g) AT&T Capital Corporation Stock Option Agreement dated
                   October 1, 1996.

             10(h) AT&T Capital Corporation 1996 Long term Incentive Plan dated
                   October 1, 1996.

             10(i) Credit Agreement dated as of September 16, 1996, among AT&T
                   Capital Corporation, the Banks Listed Herein and Morgan Guaranty Trust Company of New York, as Agent (5-year term).

             10(j) Credit Agreement dated as of September 16, 1996, among AT&T
                   Capital Corporation, the Banks Listed Herein and Morgan Guaranty Trust Company of New York, as Agent (364-day term).

             11    Computation of Primary and Fully Diluted Earnings Per
                   Share.

             12    Computation of Ratio of Earnings to Fixed Charges.

             27    Financial Data Schedule.

         (b) Current reports on Form 8-K:

             Report on Form 8-K, dated October 1, 1996 was filed pursuant to
             Item 1 (Changes in Control of the Registrant), Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

             Report on Form 8-K, dated August 19, 1996, was filed pursuant to
             Item 5.

21                                                                     FORM 10-Q

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AT&T CAPITAL CORPORATION




November 13, 1996

                                       Ramon Oliu, Jr.
                                       Controller
                                       Chief Accounting Officer

22                                                                     FORM 10-Q

                                  EXHIBIT INDEX

EXHIBITS


Exhibit                          Description
Number
------
  10(a) Amendment to the AT&T Capital Corporation 1995 Senior Executive
        Annual Incentive Plan dated October 1, 1996.

  10(b) Amendment to the AT&T Capital Corporation Supplemental
        Executive Retirement Plan dated October 1, 1996.

  10(c) Amendment to Share Performance Award under the AT&T Capital Corporation
        1993 Long-Term Incentive Plan dated October 1, 1996.

  10(d) Amendment Number 2 to the AT&T Capital Corporation 1993 Share
        Performance Incentive Plan dated October 1, 1996.

  10(e) 1996 AT&T Capital Corporation Leadership Severance Plan effective
        October 1, 1996.

  10(f) Employment Agreement between Antigua Acquisition Corporation and
        Thomas C. Wajnert dated September 30, 1996.

  10(g) AT&T Capital Corporation Stock Option Agreement dated October 1,
        1996.

  10(h) AT&T Capital Corporation 1996 Long Term Incentive Plan dated
        October 1, 1996.

  10(i) Credit Agreement dated as of September 16, 1996, among AT&T Capital
        Corporation, the Banks Listed Herein and Morgan Guaranty Trust Company of New York, as Agent (5-year term).

  10(j) Credit Agreement dated as of September 16, 1996, among AT&T Capital
        Corporation, the Banks Listed Herein and Morgan Guaranty Trust
        Company of New York, as Agent (364-day term).

  11    Computation of Primary and Fully Diluted Earnings Per Share.

  12    Computation of Ratio of Earnings to Fixed Charges.

  27    Financial Data Schedule.



                         STATEMENT OF DIFFERENCES
                         ------------------------

  The section symbol shall be expressed as ...................... ss.
  The "less than or equal to" symbol shall be expressed as ...... <=
  The pound sterling symbol shall be expressed as ............... (pound)