Form 10-Q/A
period 1996-09-30
AT&T CAPITAL CORP /DE/
filed 1996-11-25
CIK 897708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1996

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From _____ to _____

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

      2                                                              FORM 10-Q/A


     The undersigned registrant hereby amends Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of its Form 10-Q filed with the Securities and Exchange Commission on November 14, 1996, for the quarter ended September 30, 1996, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

The following change has been made within the first paragraph of Item 2; "...eight billion Trust Originated Preferred Securities..." was changed to "...eight million Trust Originated Preferred Securities...".

The entire text of Item 2, reflecting the aforementioned correction, is set forth in the pages attached hereto.

      3                                                              FORM 10-Q/A


                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     On October 1, 1996, the Company completed its merger with a leasing consortium including certain management team members (the "Merger"). As a result of the Merger, AT&T Capital's shareowners received $45 in cash for each outstanding share of the Company's Common Stock. The total Merger consideration for the outstanding shares and stock options was approximately $2.2 billion. On October 15, 1996 the Company securitized $3.0 billion of lease and loan receivables (including $0.3 billion of receivables previously sold and recently repurchased by the Company) (the "Securitization"). On October 25, 1996 the Company issued to the public eight million Trust Originated Preferred Securities ("TOPrS")(the "Preferred Offering"). For a more detailed discussion of the Merger, the Securitization, the Preferred Offering and their related impacts on the Company, see Notes 4 and 5 to the unaudited consolidated financial statements and the pro forma financial statements included in the Company's Form 8-K dated October 1, 1996.

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

     Capital lease revenue of $169.1 million increased $18.7 million, or 12.4%. Of the total increase, $14.9 million was due to an 9.9% increase in the average net capital lease portfolio. A strengthened yield of 10.56% up from 10.32% contributed $3.8 million to the increase. The Company experienced higher yields in certain small-ticket portfolios which were somewhat offset by lower yields in certain international portfolios. In

      4                                                              FORM 10-Q/A

connection with the Securitization, the Company's net investment in capital leases decreased by approximately $2.8 billion. As a result, the Company's average capital lease portfolio will be lower and generate less capital lease revenue in the future. However, the Company will earn portfolio servicing fees for managing such securitized assets.

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

     In October, 1996, the Company repaid approximately $1.6 billion of commercial paper with proceeds from the Securitization and Preferred Offering, net of amounts used to purchase Company common stock. Consequently, the lower borrowings outstanding will reduce the Company's interest expense. Conversely, the Company's cost of debt in the future will be negatively impacted by the loss of interest free loans from AT&T pursuant to a Gross Profit Tax Deferral ("GPTD") Interest Free Loan Agreement (the "GPTD Agreement"). As discussed below in "Liquidity and Capital Resources", the Company's debt ratings were lowered in connection with the Merger. As a result, the Company estimates its cost of issuing debt will increase by approximately 20 to 25 basis points. See Notes 4 and 5 to the unaudited consolidated financial statements for further discussion of the Merger, Securitization, Preferred Offering and other related

      5                                                              FORM 10-Q/A

transactions.

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

     Capital lease revenue of $492.4 million increased 15.0% from $428.1 million. The 12.7% increase in the average net capital lease portfolio contributed $54.5 million of the increase while an improved average yield of 10.45% from 10.24% contributed the remaining $9.8 million. The growth in the portfolio primarily occurred in the small-ticket leasing portfolios and international businesses. The improved yield was primarily due to increased levels of higher yielding assets in certain small-ticket and automotive portfolios. Also contributing to the increase were stronger

      6                                                              FORM 10-Q/A


yields in the Company's mid-range and mainframe computer portfolios. See the third quarter "Results of Operations" discussion regarding the impact of the Securitization on future capital lease revenue.

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

      7                                                              FORM 10-Q/A

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

     The following chart reflects the Company's portfolio credit performance indicators:

                                                     At              At
                                                September 30,   December 31,
(dollars in millions)                           1996     1995       1995
-----------------------------------------------------------------------------
Allowance for credit losses                     $235.2   $214.7   $223.2
Nonaccrual assets                               $148.3   $101.9   $118.5
Net charge-offs*/Portfolio assets                0.76%    0.57%    0.50%
Allowance for credit losses/Portfolio assets     2.34%    2.41%    2.39%
Nonaccrual assets/Portfolio assets               1.48%    1.15%    1.27%
Delinquency (two months or greater)              2.13%    1.31%    1.46%

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

      8                                                              FORM 10-Q/A

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates a substantial portion of its funds to support the Company's operations from lease and rental receipts, but is also highly dependent upon external financing, including the issuance of commercial paper and medium and long-term debt in public markets, foreign bank lines of credit and, historically to a lesser extent, privately placed asset-

      9                                                              FORM 10-Q/A

backed financings (or securitizations). As a key part of the Company's on-going financing strategy to manage leverage and credit risk, the Company currently anticipates that approximately 30% of its annual financing volume originated each year will be securitized through public and/or private securitizations. As a result, the Company may securitize additional assets in the fourth quarter of 1996.

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

      10                                                             FORM 10-Q/A

    During the nine months ended September 30, 1996 and 1995, principal collections from customers, proceeds from securitized receivables and proceeds from SBA and other loan sales of $3.3 billion and $3.0 billion, respectively, were received. These receipts were primarily used for finance receivables and lease equipment purchases (including purchases of finance asset portfolios and businesses) of $4.3 billion and $4.1 billion, respectively, in the first nine months of 1996 and 1995.

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

      11                                                             FORM 10-Q/A

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

      12                                                             FORM 10-Q/A

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AT&T CAPITAL CORPORATION

November 22, 1996                         Ramon Oliu, Jr.
                                          -------------------------------
                                          Ramon Oliu, Jr.
                                          Controller
                                          Chief Accounting Officer