Form 10-K405
period 1996-12-31
AT&T CAPITAL CORP /DE/
filed 1997-03-18
CIK 897708

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 1996

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For The Transition Period From ______________ to ______________

                         Commission File Number 1-11237

                            AT&T CAPITAL CORPORATION

          A DELAWARE                        I.R.S. EMPLOYER IDENTIFICATION
          CORPORATION                                No. 22-3211453

               44 Whippany Road, Morristown, New Jersey 07962-1983
                          Telephone Number 201-397-3000

                               ------------------

Securities registered pursuant to Section 12(b) of the Act:   None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

No voting stock of this registrant is held by any non-affiliates of the registrant. As of February 28, 1997, 90,337,379 shares of this registrant's Common Stock, par value $.01 per share, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS

                                     PART I

   Item                          Description                            Page

        1.     Description of Business                                    1
        2.     Properties                                                15
        3.     Legal Proceedings                                         15
        4.     Submission of Matters to a Vote of Security-Holders       15

                                     PART II

        5.     Market for Registrant's Common Equity and Related
                Stockholder Matters                                      16
        6.     Selected Financial Data                                   16
        7.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      21
        8.     Financial Statements and Supplementary Data               46
        9.     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                      89

                                    PART III

       10.     Directors and Executive Officers of the Registrant        89
       11.     Executive Compensation                                    92
       12.     Security Ownership of Certain Beneficial Owners and
                 Management                                             100
       13.     Certain Relationships and Related Transactions           102



                                  PART IV

       14.     Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                             102

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

RESTRUCTURING, INITIAL PUBLIC OFFERING AND MERGER

     AT&T Capital Corporation ("AT&T Capital" or the "Company") was incorporated on December 21, 1992, as AT&T Leasing, Inc., and was renamed AT&T Capital Corporation on March 31, 1993. The Company was the successor entity to certain businesses of AT&T Capital Holdings, Inc. (formerly known as AT&T Capital Corporation) ("Old Capital"), a wholly owned subsidiary of AT&T Corp. ("AT&T"), and its subsidiaries, including AT&T Credit Holdings, Inc. (formerly known as AT&T Credit Corporation) ("Old Credit"), a wholly owned subsidiary of Old Capital that commenced operations in 1985. In a restructuring that occurred on March 31, 1993 (the "Restructuring"), Old Capital and Old Credit transferred substantially all their assets, except for certain assets consisting principally of equity interests in project finance transactions and leveraged leases of commercial aircraft, in exchange for shares of the Company's common stock and the assumption by the Company of certain related liabilities.

     In connection with the Restructuring, AT&T issued direct, full and unconditional guarantees of all existing indebtedness outstanding as of March 31, 1993 for borrowed money incurred, assumed or guaranteed by Old Capital entitled to the benefit of a Support Agreement between AT&T and Old Capital, including the debt of Old Capital assumed by the Company in the Restructuring. Debt issued by the Company subsequent to March 31, 1993, however, is not guaranteed or supported by AT&T (see Note 8 to the Consolidated Financial Statements).

     An initial public stock offering combined with a management stock offering totaling approximately 14% of the Company's stock ("IPO") occurred on August 4, 1993. As a result of the IPO, approximately 86% of the outstanding common stock of the Company was owned indirectly by AT&T (through Old Capital and Old Credit.)

     On September 20, 1995, AT&T announced a plan to pursue the public or private sale of its remaining 86% interest in the Company. On such date, AT&T also announced a plan to separate into three publicly-held stand-alone global businesses: AT&T, Lucent Technologies Inc. ("Lucent") and NCR Corporation ("NCR") (herein collectively, "AT&T/Lucent/NCR" or the "Former Affiliates").

     On June 5, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with AT&T, Hercules Limited (now known as Hercules Holdings (Cayman) Limited) ("Hercules") and Antigua Acquisition Corporation ("Antigua"). Hercules is an indirect wholly-owned subsidiary of GRS Holding Company Ltd.("GRSH"), which owns a U.K. rail leasing business. On October 1, 1996, the Company completed a merger (the "Merger") pursuant to which Antigua, a wholly-owned subsidiary of Hercules, was merged with and into the Company.
As a result of the Merger, AT&T Capital's then shareowners received $45 in cash for each outstanding share of the Company's common stock, and Hercules and certain members of management ("the Management Investors") became the sole owners of the Company's common stock.

     As of February 28, 1997 all of the outstanding common equity capital of the Company was directly or indirectly owned by (i) the Management Investors, including Thomas C. Wajnert, Chairman of the Board and Chief Executive Officer of the Company, and 27 other members of the Company's senior management, and
(ii) GRSH. The Management Investors own 3.5% of the common stock (or approximately 6.7% on a fully diluted basis) and GRSH indirectly owns 96.5% of the common stock (or approximately 91.2% on a fully diluted basis). The Company's employees and outside directors own approximately 2.1% of the common stock on a fully diluted basis. GRSH, is 85% beneficially owned by Nomura International plc, an indirect wholly owned subsidiary of The Nomura Securities Co., Ltd. ("Nomura"), and 9.5% beneficially owned by Babcock & Brown Holdings Inc., a San Francisco based leasing, asset and project financing advisory company, in each case, through instruments convertible into GRSH's capital stock. The principal activities of Nomura, which was founded in 1925 in Osaka, Japan and is currently Japan's largest securities brokerage house, include securities brokerage, trading and investment banking in global financial markets.

     The aggregate purchase price for the then outstanding shares of the Company's common stock and the aggregate amount necessary to cash-out the Company's stock options in accordance with the Merger Agreement (the "Merger Consideration") was approximately $2.2 billion. The Merger Consideration was comprised of (i) a loan from Goldman Sachs Credit Partners L.P. in the amount of approximately $1.3 billion, which was to mature on October 30, 1996 and was repaid by the Company from a portion of the proceeds of a $3.1 billion offering of equipment receivable-backed securities by affiliates of the Company on October 15, 1996 (see Note 6 to the Consolidated Financial Statements) and (ii) equity contributions (collectively, the "Equity Contributions") represented by
(a) capital contributions of $871 million from Hercules, (b) the exchange by the Management Investors of approximately $29 million and (c) the settlement of approximately $5 million of recourse loans to senior executives. Also, in connection with the Merger, the Company, through a consolidated subsidiary, issued to the public $200 million of Company-obligated preferred securities (see
Note 9 to the Consolidated Financial Statements). For further discussion of AT&T's sale of its remaining 86% interest in the Company see Note 1 to the Consolidated Financial Statements.

RELATIONSHIP WITH AT&T/LUCENT/NCR ENTITIES

     As discussed above, in September 1995, AT&T announced plans to separate itself into three publicly traded companies and to dispose of its approximately 86% equity interest in the Company to the general public or another company (the "AT&T Restructuring"). Pursuant to the AT&T Restructuring, the Company consummated the Merger which resulted in, among other things, the disposition by AT&T of its remaining equity interest in the Company.

     In the first quarter of 1996, AT&T's telecommunications manufacturing and marketing businesses were transferred to Lucent. On April 10, 1996 AT&T made a public offering of approximately 17.6% of Lucent's shares. On September 30, 1996, AT&T spun off its entire remaining interest in Lucent to AT&T's shareholders. Lucent's businesses involve the manufacture and distribution of public telecommunications systems, business communications systems, micro-electronic components, and consumer telecommunications products. On December 31, 1996, AT&T distributed to its shareholders all of its interest in NCR. NCR's businesses involve the manufacture and distribution of information technology equipment, including automatic teller machines and point-of-sale terminal equipment.

     In connection with the Company's IPO in 1993, the Company entered into a series of agreements with AT&T to formalize the relationship between the two companies, including the following three significant agreements, each dated as of June 25, 1993: (i) an Operating Agreement (the "AT&T Operating Agreement"),
(ii) an Intercompany Agreement (the "Intercompany Agreement") and (iii) a License Agreement (the "License Agreement"). The Company has executed agreements comparable to the AT&T Operating Agreement with each of Lucent and NCR (together with the AT&T Operating Agreement, the "Operating Agreements"). In addition, the Company has entered into letter agreements (the "Agreement Supplements") with Lucent and NCR pursuant to which Lucent and NCR have agreed that various provisions of the Intercompany Agreement and the License Agreement shall apply equally to them.

     The initial term of each of the Operating Agreements, the Intercompany Agreement, the License Agreement and the Agreement Supplements is scheduled to end on August 4, 2000. In addition, AT&T has the right under the License Agreement, after two years' prior notice, to require the Company to discontinue use of the "AT&T" trade name as part of the Company's corporate or "doing business" name.

     In 1996, approximately 37% and 68% of the Company's total revenues and net income, respectively, were attributable, directly or indirectly, to AT&T/Lucent/NCR.

DESCRIPTION OF THE BUSINESS

     AT&T Capital is a full-service, diversified equipment leasing and finance company that operates in the United States, Europe, Canada, the Asia/Pacific Region, Mexico and South America. The Company is one of the largest equipment leasing and finance companies in the United States based on the aggregate value of equipment leased or financed.

     The Company, through its various subsidiaries, leases and finances equipment manufactured and distributed by numerous vendors, including AT&T/ Lucent/NCR. In addition, the Company provides equipment leasing and financing and related services directly to end-user customers. The Company's customers include large global companies, small and mid-size businesses and federal, state and local governments and their agencies.

     AT&T Capital leases and finances a wide variety of equipment including telecommunications equipment (such as private branch exchanges, telephone systems and voice processing units), information technology (such as personal computers, retail point-of-sale systems, and automatic teller machines), general office, manufacturing and medical equipment ("General Equipment"), and transportation equipment (primarily vehicles), and also finances real estate (including real estate related loans in the Company's Small Business Administration ("SBA") lending and franchise finance businesses). The Company is the largest lessor of telecommunications equipment in the United States based on the aggregate value of equipment leased or financed.

     At December 31, 1996, the Company's net portfolio assets (net investment in finance receivables, capital leases and operating leases), which aggregated $7.2 billion, were diversified across various types of financed equipment: general equipment 27%; transportation equipment 23%; information technology 22%; and telecommunications equipment 18%; as well as real estate 10%.

     The Company leases and finances such equipment through a variety of financing and related products and services, including capital leases, operating leases, inventory financing and other collateralized working capital loans for equipment dealers and distributors, SBA lending, asset based loans and equipment management and remarketing services. In addition, the Company offers its customers certain equipment rental and administration services.

     AT&T Capital's portfolio assets are diversified among a large customer base, as well as numerous industries and geographic regions. The Company has one of the largest customer bases in the commercial equipment leasing and finance market, aggregating approximately 500,000 customers in its owned and managed portfolios. At December 31, 1996, on an owned basis, the Company's 98 largest customers (after AT&T and Lucent) accounted for approximately 24% of the Company's net portfolio assets, and no single customer (with the exception of AT&T and Lucent) accounted for more than 1% of such net portfolio assets.

     Although the Company operates principally in the United States, the Company began operations in the United Kingdom in 1991 and Canada in 1992, acquired a business in Hong Kong in 1994 and opened offices in Mexico and Australia in 1994. The Company continues to expand globally in response to the needs of its vendor clients.

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

     In the third quarter of 1996, the Company acquired the operating assets and lease portfolio of Municipal Leasing Corporation. This Canadian operation has been financing office equipment and automobiles for the past 15 years and had approximately $160 million in assets at the time of the acquisition.

     The Company, from time to time, investigates potential opportunities to make acquisitions both domestically and abroad. In addition, the Company may open offices on a limited basis either directly or through acquisitions or joint ventures.

     For a discussion regarding the Company's total assets, revenues and net income attributable to leasing and financing AT&T/Lucent/NCR equipment provided to customers of AT&T/Lucent/NCR, to AT&T/Lucent/NCR and their employees as end-user and the Company's non-AT&T/Lucent/NCR businesses, see the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations. For a discussion regarding the Company's foreign operations, see Note 16 to the Consolidated Financial Statements.

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

GLOBAL VENDOR FINANCE

     The Company's vendor finance marketing activities commenced in 1985 when the Company's predecessor (Old Credit) was organized to provide financing and related support to equipment customers of AT&T. Since then, the Company has established on-going relationships with other select manufacturers and distributors that seek to increase equipment sales, gain customer loyalty, enhance their control over the marketing life cycle of their products through the use of customized financing programs, and leave the management of credit and residual risks to AT&T Capital. The Company offers its vendor clients one of the most extensive global financing networks in the equipment leasing and finance industry.

AT&T/Lucent/NCR

     AT&T (including Lucent) was the Company's original and largest vendor client. Since AT&T's 1991 merger with NCR, NCR has been part of this vendor client. Historically, the Company has financed (for the customers of AT&T/Lucent/NCR) a large volume of the Former Affiliates' telecommunications and information technology equipment. See the Competition and Related Matters section below.

     In the first quarter of 1996, AT&T's telecommunications manufacturing and marketing businesses were transferred to Lucent. On April 10, 1996 AT&T made a public offering of approximately 17.6% of Lucent's shares. On September 30, 1996 AT&T distributed to its shareowners its remaining equity interest in Lucent. On December 31, 1996, AT&T spun-off its 100% interest in NCR to AT&T shareowners.

     During the year ended December 31, 1996, the Company generated $1.1 billion of financing volume from Lucent and NCR related vendor finance activities. Of this financing volume, 76% was related to Lucent and 24% was related to NCR.

     To facilitate the financing of sales of the Former Affiliates' equipment, the Company has connected its data and telecommunications systems with those of the Former Affiliates' sales and marketing offices and maintains personnel and equipment at the Former Affiliates' sales and marketing sites. The Company uses these linkages, personnel and equipment in conjunction with its competitive strengths (e.g., credit scoring capabilities) and its personnel and equipment based at its own sites to provide high volume processing capabilities that enable the Company to serve large numbers of customers on an efficient and timely basis. In addition, these linkages permit the Former Affiliates to invoice the Company electronically for certain types of telecommunications and information technology equipment and permit the Company to pay invoices electronically.

Other Vendor Clients

     In serving the Former Affiliates' vendor finance needs over the past decade, the Company has developed core competencies in vendor program development and administration, credit analysis, equipment residual management, sales support, and high volume small-ticket processing. The Company has leveraged these skills in developing similar vendor finance programs for other large manufacturers and distributors. The Company's non-AT&T/Lucent/NCR global vendor activities are strategically focused on four equipment markets: (i) computer technology; (ii) medical; (iii) material handling and manufacturing; and (iv) document imaging and printing.

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

     During the year ended December 31, 1996, the Company generated $1.7 billion of financing volume from its non-AT&T/Lucent/NCR Global Vendor Finance activities.

DIRECT CUSTOMER FINANCE

     The Company's Direct Customer Finance activities are a logical extension of its Global Vendor Finance activities. The Company's Global Vendor Finance activities have laid the foundation for what management believes is one of the largest customer bases in the commercial equipment leasing and finance market, aggregating approximately 500,000 customers in its owned and managed portfolios. This customer base provides the Company with the opportunity to offer these customers additional financing and equipment management services. Direct Customer Finance activities are broken into two groups: "Commercial Finance and Leasing" and "Specialized Equipment Financing and Services".

Commercial Finance and Leasing

     The Company leverages its large customer base, sophisticated transaction structuring skills, and high volume transaction processing capabilities to provide niche financial services directly to business customers (including the Former Affiliates and their employees). AT&T Capital targets small and medium-size companies in the United States with a wide range of products including SBA loans, asset based loans, franchise financing, and other financing products (such as pre-approved credit lines). In addition, the Company serves large commercial customers by providing highly structured transactions and project financing solutions.

     For the year ended December 31, 1996, the Company generated $1.3 billion of financing volumes from its commercial finance and leasing activities.

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

     For the year ended December 31, 1996, the Company generated $1.1 billion of financing volumes from its specialized financing activities.

     The following table shows approximate financing volumes and total assets for each of the Former Affiliates and other global vendor marketing channels and the commercial finance and leasing and specialized equipment financing services components of the direct customer marketing channel as a percentage of total Company financing volumes for the year ended December 31, 1996 and total Company assets as of December 31, 1996.

---------------------------------------------------------------
                                 Financing               Total
                                   Volume                Assets
Global Vendor
  Former Affiliates                 22%                   20%
  Other Vendor Clients              32%                   25%
Direct Customer
  Commercial
   Finance & Leasing                24%                   29%
  Specialized Equipment
   Financing Services               22%                   26%
---------------------------------------------------------------

Income Tax Considerations

     As a result of the Merger, the Company is no longer a member of AT&T's consolidated group for federal income tax purposes. The Company ceased being a member of such consolidated group for federal income tax purposes (the "Tax Deconsolidation") upon the consummation of the Merger (see Notes 1 and 12 to the Consolidated Financial Statements).

     When the Company was a part of the AT&T consolidated federal income tax group, the payment of federal income taxes associated with sales of products manufactured by AT&T/Lucent/NCR was deferred (the amount of such taxes so deferred being herein called "Gross Profit Tax Deferral"), generally as the products were depreciated or until sold outside the group. Pursuant to the Gross Profit Tax Deferral Interest Free Loan Agreement between the Company and AT&T, AT&T had agreed to extend and had extended interest-free loans to the Company from time to time in an amount equal to the then outstanding amount of Gross Profit Tax Deferral. Such loans, the outstanding balance of which totaled $247.4 million as of September 30, 1996, were repaid by the Company immediately prior to Tax Deconsolidation as required by the agreement. The Company no longer receives such loans, which had constituted a competitive advantage to the Company in financing AT&T products.

     Pursuant to the Federal Tax Sharing and the State Tax Sharing Agreements between the Company and AT&T, the AT&T consolidated federal income tax liability was generally allocated among the members of the AT&T consolidated group that reported taxable income. Members of the AT&T consolidated group that reported tax losses were compensated by AT&T (through cash payments made on a quarterly basis) for their losses to the extent those losses were used to reduce the AT&T consolidated federal income tax liability. Similar principles and cash payments also applied to certain state and local income tax liabilities.

     Upon Tax Deconsolidation, the Company is no longer entitled to receive quarterly cash payments from AT&T as compensation for the use of any tax losses. The tax losses, instead, are available to the Company to reduce future taxable income. Thus, the Company may derive a benefit in the future from tax losses, but only to the extent the Company has taxable income in later years. In 1996, on a stand-alone basis, the Company had taxable income. (See Note 12 of the Consolidated Financial Statements.)

     In addition, following Tax Deconsolidation, it is possible that the Company could be subject to the federal alternative minimum tax. A Company's alternative minimum tax liability is computed by applying the alternative minimum tax rate, which is lower than the regular tax rate, to a measure of taxable income that is broader than that used in computing the regular tax. Payments of any alternative minimum tax incurred by the Company after a Tax Deconsolidation would be available in the future as credits against the Company's regular tax liability.

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

                                  (Dollars in Thousands)
                             1996      1995      1994      1993      1992
--------------------------------------------------------------------------
Balance at beginning
  of year:
- Lease Financing-U.S.     $144,666  $113,735  $ 95,196  $ 86,086  $ 74,019
- Finance Receivables-U.S.   52,607    46,637    56,974    36,139    19,861
- Foreign                    25,947    16,056     7,649     1,736        87
---------------------------------------------------------------------------
Total                       223,220   176,428   159,819   123,961    93,967
---------------------------------------------------------------------------
Additions Charged
  to Operations:
- Lease Financing-U.S.       69,931    66,505    62,447    91,605    87,156
- Finance Receivables-U.S.   27,916    15,167    13,488    28,604    23,090
- Foreign                    15,758     4,542     4,953     3,469     1,469
---------------------------------------------------------------------------
Total                       113,605    86,214    80,888   123,678   111,715
---------------------------------------------------------------------------
Charge-offs:
  - Lease Financing-U.S.     83,885    48,834    47,585    61,233    76,462
  - Finance Receivables-U.S. 14,582    10,446    22,908    14,135    18,183
  - Foreign                   7,278     5,595     3,024       284       125
---------------------------------------------------------------------------
  Subtotal                  105,745    64,875    73,517    75,652    94,770


                              1996     1995      1994      1993     1992
---------------------------------------------------------------------------
Recoveries:
- Lease Financing-U.S.        15,507   13,944    14,666    15,505   14,913
- Finance Receivables-U.S.     1,495    1,403     1,561     1,118    1,365
- Foreign                      2,431    2,758     1,745         -      125
---------------------------------------------------------------------------
  Subtotal                    19,433   18,105    17,972    16,623   16,403
---------------------------------------------------------------------------
Net Charge-offs:
- Lease Financing-U.S.        68,378   34,890    32,919    45,728   61,549
- Finance Receivables-U.S.    13,087    9,043    21,347    13,017   16,818
- Foreign                      4,847    2,837     1,279       284        -
---------------------------------------------------------------------------
Total                         86,312   46,770    55,545    59,029   78,367
---------------------------------------------------------------------------
Transfers and Other (a):
- Lease Financing-U.S.       (64,096)    (684)  (10,989)  (36,767) (13,540)
- Finance Receivables-U.S.   (16,586)    (154)   (2,478)    5,248   10,006
- Foreign                       (845)   8,186     4,733     2,728      180
---------------------------------------------------------------------------
Total                        (81,527)   7,348    (8,734)  (28,791)  (3,354)
---------------------------------------------------------------------------
Balance at end of year:
- Lease Financing-U.S.        82,123  144,666   113,735    95,196   86,086
- Finance Receivables-U.S.    50,850   52,607    46,637    56,974   36,139
- Foreign                     36,013   25,947    16,056     7,649    1,736
---------------------------------------------------------------------------
Total                       $168,986 $223,220  $176,428  $159,819 $123,961
===========================================================================
Percentage of loan
  types to total
  finance assets:
- Lease Financing-U.S.          41.3%   62.2%     67.9%     70.6%    73.3%
- Finance Receivables-U.S.      33.2%   20.8%     21.5%     23.1%    24.9%
- Foreign                       25.5%   17.0%     10.6%      6.3%     1.8%
===========================================================================
Ratio of Net Charge-offs
  during the year to
  average finance assets:
  outstanding during the year:
  - Lease Financing-U.S.        1.49%    0.73%     0.78%     1.27%    1.94%
  - Finance Receivables-U.S.    0.70%    0.58%     1.69%     1.13%    1.53%
  - Foreign                     0.32%    0.24%     0.22%     0.15%       -
===========================================================================

Nonaccrual assets           $135,085 $118,484  $120,494  $160,574 $151,562
===========================================================================

(a) Primarily includes transfers out of allowance for credit losses related to receivables securitized, transfers in of reserves related to businesses acquired and reclassifications.

     The ratio of net charge-offs to average Lease Financing assets increased in 1996 compared with 1995, while the allowance for credit losses decreased over the same period. These changes were due to the significant reduction in the Lease Financing portfolios due to the significant increase in securitizations in 1996. In addition, assets securitized generally include only those transactions not more than 60 days past due; therefore, the owned portfolio reflects a higher proportion of delinquent receivables which results in a higher charge-off ratio. Furthermore, the securitizations generally comprise receivables from the Company's small-ticket lease portfolios which carry a higher allowance for credit losses/portfolio asset ratio compared to the overall ratio. As a result, the Company's overall allowance for credit losses/portfolio assets ratio decreases when such small-ticket receivables are sold. The allowance for credit losses decreased primarily to the reclassification of certain amounts to securitization recourse reserves. The ratio of net charge-offs to average Finance Receivables increased while the allowance for credit losses decreased in 1996 compared to 1995, due to a large financing written-off in 1996 which was substantially reserved for in 1995.

     The ratio of net charge-offs to average Finance Receivables increased in 1994 compared with 1993, while the allowance for credit losses decreased in 1994 compared with 1993 due to reserves established for specific assets (particularly in the media portfolio) that were subsequently charged off in 1994. As a result, in 1994 there were fewer assets that required specific reserves.

     For a further discussion regarding credit quality and the Company's portfolio credit performance indicators, see the Credit Quality section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Accounts are placed in nonaccrual status at 90 days past due or sooner if identified as a problem account. Revenue which would have been recorded in 1996 on nonaccrual U.S. and Foreign assets had these assets been earning at the original contractual rate amounted to approximately $10.9 million and $1.4 million, respectively. Revenue actually recognized in 1996 on U.S. and Foreign assets in nonaccrual status at December 31, 1996 amounted to approximately $6.3 million and $1.0 million, respectively.

     Lease terms that are modified in the normal course of business, for which additional consideration is received or insignificant concessions are made, are accounted for as changes in a provision for a lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases". Pursuant to SFAS No. 114, "Accounting by Creditor for Impairment of a Loan" and No.118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", the amount of impaired loans at December 31, 1996 is not material (see Note 4 to the Consolidated Financial Statements).

Residual Value Realization

     The establishment and realization of residual values on leases are also important elements of the Company's business. The Company's residual management capabilities include its equipment remarketing skills, its in-house equipment refurbishment facilities and its knowledge of developing technologies, products and obsolescence trends. These competencies are used in setting residual values upon the acquisition and leasing of the equipment based on the estimated value of the equipment at the end of the lease term. These estimates are determined by the Company from, among other things, on-going studies prepared by the Company, professional appraisals, historical experience and industry data, market information on sales of used equipment, the ability to upgrade and enhance equipment value over lease term, end-of-lease customer behavior plus projections of new product introductions and obsolescence trends.

     The Company strategically manages its owned and securitized portfolios to ensure a broad diversification of residual risk by equipment type and lease expiration. The Company's risk management department, in conjunction with equipment experts in the Company's business units, regularly reviews residual values, and if they have declined, adjustments are made that result in an immediate charge to income for capital leases (and residuals where the associated receivables have been securitized) and adjustments to depreciation expense for operating leases over the shorter of the useful life of the asset or the remaining term of the lease. On an aggregate basis, the Company has historically realized proceeds from the sale or re-leasing of equipment during the lease term and at lease termination in excess of the Company's recorded residual values. However, there can be no assurance that such results will be realized in future years. The Company recognizes in total revenues, amounts in excess of recorded residuals over the re-lease term, or upon the sale or other disposition of leased equipment.

     The Company actively manages its residuals by working with lessees and vendors during the lease term to encourage lessees to extend their leases or upgrade and enhance their leased equipment, as appropriate, and by monitoring the various equipment industries, particularly the information technology industries, for obsolescence trends and remarketing opportunities. The Company utilizes its equipment management (including equipment remarketing), engineering and other technical expertise to help manage its residual positions.

     The following table shows projected residual expirations, as an approximate percentage of aggregate recorded residuals as of December 31, 1996, by equipment type for the Company's owned and securitized portfolios, for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 and thereafter:

Equipment Type               1997   1998   1999   2000   2001+   Totals
                             ----   ----   ----   ----   -----   ------
 Telecommunications            5%     6%     7%     6%     6%       30%
 Information Technology        7%     7%     8%     2%     1%       25%
 Transportation                5%     6%     6%     2%     7%       26%
 General Equipment & other     3%     4%     4%     3%     5%       19%
                              ---    ---    ---    ---    ---      ----
 Total                        20%    23%    25%    13%    19%      100%

Competition and Related Matters

     The equipment leasing and finance industry is highly competitive. Participants in the industry compete through price (including the ability to control costs), risk management, innovation and customer service. Principal cost factors include the cost of funds, the cost of selling to or obtaining new end-user customers and vendors, and the cost of managing portfolios (including, for example, billing, collection, credit risk management, and residual management). Adequate risk management is required to achieve satisfactory returns on investment and to provide appropriate pricing of financing products. The Company believes that innovation is necessary to compete in the industry, involving specialization in certain types of equipment, financial structuring for larger transactions, utilization of alternative channels of distribution and optimization of tax treatment between owner and user. In addition, end-users of equipment generally desire transactions to be simple, flexible and meet the customer needs.

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

     There continue to be substantial changes in the equipment leasing and finance industry, including the sale or cessation of operations of competitors of the Company and an apparent trend toward consolidation. While these developments may on balance be favorable for the Company's prospects, they are indicative of the strong competitive pressures on all participants in the industry, including the Company.

     The Company's penetration rate for Lucent's sales of telecommunications equipment in the United States (i.e., the percentage of the dollar volume of such sales that the Company finances) was approximately 38% for the year ended December 31, 1996. The Company does not expect material increases in this penetration rate, and there can be no assurance that the existing rate will be maintained. The Company's penetration rate for NCR's sales of data processing and related products, including data warehousing computers, retail point-of-sale computers, and automatic teller machines was approximately 15% for the year ended December 31, 1996. Additionally, the Company has an insignificant penetration rate with respect to international sales of Lucent's network systems products (large telecommunications switches, cable products, cellular telephone equipment and microwave dishes and equipment), which sales the Company has been financing for a relatively short period of time. Because the markets for financing these products are highly competitive and substantially different from the markets for financing telecommunications equipment in the United States, there can be no assurance that the penetration rates in these product areas will increase.

     In addition to competition within the leasing and financing industry, competition experienced in the Former Affiliates' industries may adversely affect the Company because of the significance to the Company of its business with customers of the Former Affiliates. Those industries are highly competitive and subject to rapid changes in technology and customer needs. Many of the Former Affiliates' competitors are large companies that have substantial capital, technology and marketing resources.

     In addition, the Regional Bell Operating Companies (the "RBOCs"), which have historically been prohibited from manufacturing telecommunications equipment will be permitted to manufacture such equipment and compete with Lucent, subject to satisfying certain conditions, pursuant to telecommunications legislation recently enacted by Congress. It is possible that one or more of the RBOCs may decide to manufacture telecommunications equipment or form alliances with other manufacturers. Either of such developments could result in increased competition for Lucent, reduce the RBOCs' purchases of equipment from Lucent, and consequently, adversely impact the Company's financing volumes.

     While the Company is not able to fully predict whether Lucent's and NCR's separation from AT&T and the cessation of their use of the "AT&T" brand name will affect their equipment sales, any resulting change in the level of equipment sales by Lucent and NCR would likely have a corresponding impact on the Company's future financing volumes associated with such sales.

Employees

     AT&T Capital had approximately 3,000 employees as of February 28, 1997, each of whom is referred to within the Company as a "member". Titles are not used internally. In general, members function using a team approach, with business generally conducted on a collaborative rather than hierarchical basis. Management believes that its members are skilled and highly motivated and that the Company's ability to achieve its objectives depends upon their efforts and competencies. None of the Company's members are represented by a union. The Company believes that its relations with its members are good.

ITEM 2.  PROPERTIES

     The Company's properties consist primarily of administrative offices, warehouses for the storage and refurbishment of equipment and a number of geographically dispersed sales offices. The Company has its headquarters in Morristown, New Jersey, with its principal domestic offices and warehouses located in Morristown and Parsippany, New Jersey; Framingham, Massachusetts; Bloomfield Hills, Michigan; Towson, Maryland; and Dallas, Texas. The Company's principal international offices are in London, England; Toronto, Canada; Hong Kong; Sydney, Australia; Mexico City, Mexico; Brussels, Belgium; Frankfurt, Germany; Milan, Italy; and Paris, France. All these offices and warehouses are leased (some being subleased from the Former Affiliates), except for one building (of approximately 9,000 square feet) in Framingham, Massachusetts, owned by a subsidiary of the Company. This building is designed as office space and storage and is sublet to a nonaffiliated company. The Company considers its present locations suitable and adequate to carry on its current business.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently a party to any pending litigation nor is the Company aware of any threatened litigation which in the opinion of the Company's management will have a material adverse impact on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     (a)  Market Information
     Until October 1, 1996, (the date of the Merger) (see Note 1 to the Consolidated Financial Statements), the principal market on which the common stock of the Company was traded was the New York Stock Exchange ("NYSE"). The Company is currently directly or indirectly owned by certain members of management and GRS Holding Company Limited. Since October 1, 1996, there has been no established public trading market for the Company's common stock.

         Quarter Ended         Quarterly Stock Prices      Dividends
                                                            declared
                                                            per share

                                   High          Low

          March 31, 1995         $27.250       $21.625       $0.10
          June 30, 1995          $27.750       $24.000       $0.10
          September 30, 1995     $38.625       $27.125       $0.10
          December 31, 1995      $40.375       $35.750       $0.11
          March 31, 1996         $44.000       $38.125       $0.11
          June 30, 1996          $44.000       $36.625       $0.11
          September 30, 1996     $44.875       $43.750       $0.11
          December 31, 1996*     $44.875       $44.875       $(c)

          * As discussed above, there is no longer an established public trading market for the Company's common stock is no longer traded on the NYSE. The fourth quarter "high" and "low" price is as of October 1, 1996, the last day of trading.

     (b)  Holders
          As of February 28, 1997, there were 29 holders of record of the Company's common stock.

     (c)  Dividends
          As a result of the Merger, it is anticipated that the Company will no longer pay quarterly dividends in the short-term.

ITEM 6.  SELECTED FINANCIAL DATA

     The Results of Operations Data for the years ended December 31, 1996, 1995, 1994, 1993, 1992, 1991 and 1990, as well as the Balance Sheet Data and Other Data at December 31, 1996, 1995, 1994, 1993, 1992 and 1991, are derived from the Consolidated Financial Statements of the Company at such dates and for such periods, which have been audited by Coopers & Lybrand L.L.P., independent accountants. The Results of Operations Data for the years ended December 31, 1989, 1988 and 1987, as well as the Balance Sheet Data and Other Data at December 30, 1990, 1989, 1988 and 1987, are derived from unaudited consolidated financial information. In management's opinion, the Company's unaudited consolidated financial statements at or for the years ended December 31, 1990, 1989, 1988 and 1987, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation.

     The selected financial data as presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto.

                                  For the years ended December 31,

(Dollars in thousands)     1996      1995        1994       1993       1992
                          ------    ------      ------     ------     ------

Results of Operations Data:
Total revenues          $1,952,190 $1,577,035 $1,384,079 $1,359,589 $1,265,526
Interest expense           458,039    411,040    271,812    236,335    252,545
Operating and
 administrative
 expenses                  564,489    473,663    427,187    381,515    359,689
Provision for credit
 losses                    113,605     86,214     80,888    123,678    111,715
Income before income
 taxes, cumulative
 effect on prior years
 of accounting change
 and impact of tax
 rate change               278,602    208,239    173,614    138,040    114,875
Income before cumu-
 lative effect on prior
 years of accounting
 change and impact of
 tax rate change           168,539    127,555    100,336     83,911     73,572
Cumulative effect on
 prior years of
 accounting change (1)           -          -          -     (2,914)         -
Impact of 1993 tax rate
 change (1)                      -          -          -     12,401)         -
Net income (1)             168,539    127,555    100,336     68,596     73,572
Dividends paid (2)      $   15,490   $ 19,231   $ 17,338   $  4,216   $ 49,632
Return on average
 equity                       15.9%      12.1%      10.5%       8.5%      11.4%
Return on average
 assets                        1.8%       1.5%       1.4%       1.1%       1.3%
Return on average equity
 before tax charges (3)       15.9%      12.1%      10.5%      10.3%      11.4%
Return on average assets
 before tax charges (3)        1.8%       1.5%       1.4%       1.4%       1.3%
-------------------------------------------------------------------------------

Balance Sheet Data, at December 31:
Total assets            $8,092,512 $9,541,259 $8,021,923 $6,409,726 $5,895,429
Total debt(4)            6,464,924  6,928,409  5,556,458  4,262,405  4,089,483
Total liabilities        7,185,205  8,425,134  7,013,705  5,485,283  5,158,808
Preferred
 Securities(5)             200,000          -          -          -          -
Total shareowners'
 equity                 $  707,307 $1,116,125 $1,008,218 $  924,443 $  736,621

                                  For the years ended December 31,

(Dollars in thousands)     1991      1990        1989       1988       1987
                          ------    ------      ------     ------     ------
Results of Operations Data:
Total revenues         $ 1,160,150  $ 881,183  $ 466,508  $ 319,029 $ 259,716
Interest expense           275,650    262,646    177,474    130,913    93,275
Operating and
 administrative
 expenses                  298,833    193,882    118,430     90,528    76,752
Provision for credit
 losses                    108,635     75,508     32,222     19,135    39,227
Income before income
 taxes, cumulative
 effect on prior years
 of accounting change
 and impact of tax
 rate change                82,559     70,891     59,346     47,306    40,269
Income before cumu-
 lative effect on prior
 years of accounting
 change and impact of
 tax rate change            54,199      47,755     44,416     30,756    26,147
Cumulative effect on
 prior years of
 accounting change (1)           -          -          -          -         -
Impact of 1993 tax rate
 change (1)                      -          -          -          -         -
Net income (1)              54,199     47,755     44,416     30,756    26,147
Dividends paid(2)      $    55,512  $  34,423  $  17,746  $  28,192 $  24,674
Return on average
 equity                       10.7%      11.0%      12.7%      11.5%     11.8%
Return on average
 assets                        1.1%       1.1%       1.4%       1.2%      1.3%
Return on average equity
 before tax charges (3)       10.7%      11.0%      12.7%      11.5%     11.8%
Return on average assets
 before tax charges (3)        1.1%       1.1%       1.4%       1.2%      1.3%
------------------------------------------------------------------------------
Balance Sheet Data, at December 31:
Total assets            $5,197,245 $4,722,694 $3,836,799 $2,715,592 $2,324,695
Total debt(4)            3,594,247  3,312,421  2,742,843  1,692,556  1,640,879
Total liabilities        4,647,979  4,257,186  3,435,792  2,417,280  2,074,198
Preferred Securities(5)          -          -          -          -          -
Total shareowners'
 equity                 $  549,266 $  465,508 $  401,007 $  298,312 $  250,497



                              At or for the years ended December 31,
(Dollars in thousands)    1996        1995       1994      1993        1992
                         ------      ------     ------    ------      ------
Other Data:
Net portfolio assets
 of the Company        $7,187,451 $ 9,105,403 $7,484,798 $6,076,805 $5,600,741
Allowance for credit
 losses                   168,986     223,220    176,428    159,819    123,961
Total owned and
 managed assets        12,883,484  11,755,761 10,681,449  9,205,389  7,269,783
Volume of equipment
 financed (6)          $5,245,000  $4,567,000 $4,251,000 $3,467,000 $3,253,000
Ratio of earnings to
 fixed charges (7)           1.60x       1.50x      1.62x      1.57x      1.44x
Ratio of total debt to
 shareowners' equity plus
 Preferred Securities(5)     7.13x       6.22x      5.51x      4.61x      5.55x
Ratio of allowance for
 credit losses to net
 charge-offs                 1.96x       4.77x      3.18x      2.71x      1.58x
Ratio of net charge-offs
 to portfolio assets         1.17%       0.50%      0.73%      0.95%     1.37%
Ratio of allowance for
 credit losses to
 portfolio assets            2.30%       2.39%      2.30%      2.56%      2.17%

                              At or for the years ended December 31,
                         1991        1990       1989       1988       1987
                        ------     ------     ------     ------     ------
Other Data:
Net portfolio assets
 of the Company         $4,956,830 $4,513,280 $3,228,609 $2,529,834 $2,094,593
Allowance for credit
  losses                    93,967     75,369     37,868     42,733     52,695
Total owned and
 managed assets          5,846,259  5,036,675  3,938,802  2,734,121  2,324,695
Volume of equipment
 financed (6)           $2,453,000 $2,300,000 $1,729,000 $1,489,000 $1,409,000
Ratio of earnings to
 fixed charges (7)            1.29x      1.26x      1.33x      1.36x      1.43x
Ratio of total debt to
 shareowners' equity plus
 Preferred Securities(5)      6.54x      7.12x      6.84x      5.67x      6.55x
Ratio of allowance for
 credit losses to net
 charge-offs                  1.15x      1.62x      1.02x      1.47x      3.04x
Ratio of net charge-offs
 to portfolio assets          1.62%      1.01%      1.13%      1.13%      0.81%
Ratio of allowance for
 credit losses
 to portfolio assets          1.86%      1.64%      1.16%      1.66%      2.45%

(1) Net income for 1993 was adversely impacted by the federal tax rate increase to 35% ($12.4 million) and a cumulative effect on prior years of accounting change ($2.9 million). Net income without these charges for 1993 would have been $83.9 million.

(2) As a result of the Merger, it is anticipated that the Company will no longer pay dividends in the short-term.

(3) The Company defines return on average equity before tax charges and return on average assets before tax charges, as income before cumulative effect on prior years of accounting change and impact of tax rate change as a percentage of average equity and average assets, respectively.

(4) Does not include certain interest free loans from AT&T to the Company under certain tax agreements, in aggregate outstanding principal amounts of $0, $248.9 million, $214.1 million, $188.6 million, $193.1 million, $206.6 million, $239.6 million, $232.6 million, $244.5 million and $209.0 million at December 31, 1996, 1995, 1994, 1993, 1992, 1991, 1990, 1989, 1988 and 1987, respectively.

(5) The Company, through a consolidated subsidiary, issued to the public eight million shares of Company-obligated preferred securities (the "Preferred Securities") (see Note 9 to the Consolidated Financial Statements).

(6) Total principal amount of loans and total cost of equipment associated with finance and lease transactions recorded by the Company and the change in outstanding inventory financing and asset based loans.

(7) Earnings before income taxes and cumulative effect on prior years of accounting change plus the sum of interest on indebtedness and the portion of rentals representative of the interest factor (the "fixed charges") divided by the fixed charges. In connection with the Merger, the portion of the Company's indebtedness to AT&T which did not bear interest, the GPTD loan, was repaid (see Notes 1 and 12 to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     When included in this Annual Report on Form 10-K, the words, "will", "should", "expects", "intends", "anticipates", "estimates" and similar expressions, among others, identify forward looking statements for purposes of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Such statements, which include statements contained in this
Item 7, inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. Such risks and uncertainties include, among others, those described below under "Risk Factors", many of which are beyond the control of AT&T Capital Corporation (the "Company"). These forward looking statements are made only as of the date of this Annual Report on Form 10-K. The Company expressly disclaims any obligation or undertaking to release any update or revision to any forward looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

     On June 5, 1996, the Company entered into an Agreement and Plan of Merger, with AT&T, Hercules Limited (now known as Hercules Holdings (Cayman) Limited) ("Hercules") and Antigua Acquisition Corporation ("Antigua"). Hercules is owned by Hercules Holdings (UK) Limited, which in turn is a wholly-owned subsidiary of GRS Holding Company, Ltd. ("GRSH"), a U.K. rail leasing business.

     As of February 28, 1997 all of the outstanding common equity capital of the Company was directly or indirectly owned by (i) the Management Investors (as defined herein), including Thomas C. Wajnert, Chairman of the Board and Chief Executive Officer of the Company, and 27 other members of the Company's senior management, and (ii) GRSH. The Management Investors own 3.5% of the common stock (or approximately 6.7% on a fully diluted basis) and GRSH indirectly owns 96.5% of the common stock (or approximately 91.2% on a fully diluted basis). The Company's employees and outside directors own approximately 2.1% of the common stock on a fully diluted basis. GRSH, in turn, is 85% beneficially owned by Nomura International plc, a wholly owned subsidiary of The Nomura Securities Co., Ltd. ("Nomura"), and 9.5% beneficially owned by Babcock & Brown Holdings Inc., a San Francisco based leasing, asset and project financing advisory company, in each case, through instruments convertible into GRSH's capital stock. The principal activities of Nomura, which was founded in 1925 in Osaka, Japan and is currently Japan's largest securities brokerage house, include securities brokerage, trading, and investment banking in global financial markets.

     On October 1, 1996, the Company completed a merger (the "Merger") pursuant to which Antigua, a wholly-owned subsidiary of Hercules, was merged with and into the Company. As a result of the Merger, AT&T Capital's then shareowners received $45 in cash for each outstanding share of the Company's common stock, and Hercules and certain management team members ("the Management Investors") became the sole owners of the Company's common stock. The total purchase price for the outstanding shares and stock options was approximately $2.2 billion (the "Merger Consideration"). On October 15, 1996 the Company securitized $3.1 billion of lease and loan receivables (including $.3 billion of receivables previously sold and repurchased by the Company) (the "Securitization"). A portion of the Securitization proceeds was used to repay a loan from Goldman Sachs Credit Partners L.P. in the amount of approximately $1.3 billion (the "Interim Loan"). Such loan was used to fund a part of the Merger Consideration. On October 25, 1996 the Company, through a consolidated subsidiary, issued (the "Preferred Offering") to the public eight million Trust Originated Preferred Securities ("Preferred Securities"). For a more detailed discussion of the Merger, the Securitization, the Preferred Offering and their related impacts on the Company, see Notes 1,6 and 9 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

1996 versus 1995

     Unless otherwise indicated, all period to period comparisons represent balances or activity at or for the year ended December 31, 1996 versus 1995, respectively.

     Net income of $168.5 million increased 32.1% from $127.6 million. This increase was generated principally through increased securitization and loan sales revenue, net portfolio revenues resulting from a higher level of average net portfolio assets and increased computer trading sales. Somewhat impeding the earnings growth was increased operating and administrative ("O&A") expenses caused primarily by one-time Merger related costs. A higher provision for credit losses also somewhat offset the increased revenues. The Company expects 1997 net income to be lower than 1996 primarily due to an anticipated decreased level of securitization revenue. In addition, the decreased earning asset base associated with the 1996 securitizations will result in future lower portfolio revenues, offset in part by increased servicing revenues.

     Finance revenue of $204.2 million increased 17.0% from $174.5 million. The 20.7% increase in average net finance receivables to $2.0 billion generated approximately $36.2 million of additional revenue and was driven by increases in the large-ticket structured and specialty finance and certain small-ticket portfolios offset by $.1 billion of finance receivables securitized. A decline in the overall average yield from 10.68% to 10.35% reduced revenue by $6.5 million. The decrease in yield is consistent with the relative proportion of floating rate loans in the portfolio and the slightly lower average cost of debt (see interest expense discussion below).

     Capital lease revenue of $598.2 million increased 2.1% from $586.1 million. The improved average yield of 10.50% from 10.29% contributed $11.6 million of the increase while the .09% increase in the average net capital lease portfolio to $5.7 billion contributed the remaining $.5 million. The improved yield was primarily due to increased levels of higher yielding assets in certain small-ticket, automotive and mid-range and mainframe computer portfolios. However, certain non-U.S. businesses experienced decreased yields in 1996. The growth in the average net capital lease portfolio, which was experienced primarily in the small-ticket leasing portfolios and international businesses, was almost entirely offset by the securitization of approximately $3.3 billion of capital lease receivables. As a result, the Company's capital lease portfolio will be lower and generate less capital lease revenue, however, the Company will experience an increase in servicing fees for managing such securitized assets.

     Revenue on operating leases of $697.0 million increased 24.3% and depreciation expense on operating leases of $455.6 million increased 28.5%. Rental revenue less associated depreciation ("operating lease margin") was $241.4 million, or 34.6% of rental revenue compared with $206.5 million, or 36.8% of rental revenue. The increased rental revenue was primarily generated by growth in the Company's small-ticket leasing, automotive and computer related portfolios and international businesses. The decreased operating lease margin percent relates primarily to increased depreciation on certain computer-related assets and certain small-ticket portfolios.

     Net interest margin (finance revenue, capital lease revenue and rental revenue on operating leases, less depreciation on operating leases and interest expense) of $585.8 million or 6.57% of average net portfolio assets decreased slightly from 6.69%. The decrease in the net interest margin percentage was due to the large amount of higher yielding assets securitized and the increase in the debt to equity plus Company-obligated preferred securities of subsidiary (hereafter, "debt to equity plus preferred securities") ratio partially offset by a decrease in the average cost of debt and an increased yield of the Company's total net portfolio assets. The debt to equity plus preferred securities ratio increased to 7.13 from 6.22 primarily as a result of the Company's recapitalization associated with the Merger (see discussion of interest expense below). In addition, the increase of 15.3% in average debt exceeded the increase of 7.2% in average portfolio assets. The decrease in the cost of debt to 6.38% from 6.60% resulted from the issuance of medium and long-term debt at a lower cost than the maturing debt and a shift in the mix toward commercial paper during the second half of the year due to the recapitalization of the Company. During 1996, the Company issued approximately $2.0 billion of medium and long-term debt at an average rate of 5.93%, and repaid $2.1 billion of medium and long-term with an average rate of 6.91%. The total portfolio yield increased to 11.72% from 11.64% primarily due to increased higher yielding capital leases in certain small ticket, automotive and mid-range and mainframe computer portfolios. As interest rates change, product pricing is generally adjusted to reflect the Company's higher or lower cost of borrowings. However, the pricing in connection with certain small-ticket leasing portfolios tends to lag and may not be commensurate with the change in the Company's borrowing costs. As a result of securitizing higher yielding assets in 1996 and the increased ratio of debt to equity plus preferred securities, the Company expects the net interest margin to decrease in 1997, relative to 1996.

     Revenue from securitizations and loan sales, including Small Business Administration ("SBA") loans, of $164.9 million increased $148.5 million from $16.4 million. This increase was due primarily to the Company's October 15, 1996 securitization of $3.1 billion of lease and loan receivables as well as other securitizations aggregating $.3 billion of lease and loan receivables. This compares to a $75 million securitization in 1995 (see Note 6 to the Consolidated Financial Statements). The Company anticipates that going forward, it will securitize approximately one-third of its forecasted volume each year as part of its funding strategy. As a result, the level of securitizations and therefore, the related revenues are expected to be lower than experienced in 1996.

     Under the terms of this and previous years' securitizations, the Company is liable to the purchasers of such receivables for a limited amount of recourse granted by the Company to such purchasers. In the unlikely event that all such receivables became uncollectible, the Company's maximum exposure under limited recourse provisions granted to the purchasers of all securitized lease receivables would have been $104.9 million and $254.8 million at December 31, 1996 and 1995, respectively. In addition, the Company is compensated for providing such purchasers with billing, collection and other services with respect to such securitized receivables.

     Revenue from sales of equipment of $90.6 million increased from $48.7 million. Similarly, cost of equipment sales of $78.5 million increased from $43.4 million. Equipment sales revenue less associated cost of equipment sales ("equipment sales margin") of $12.1 million, or 13.3% of revenue from sales of equipment increased from $5.4 million, or 11.0%. The revenue and margin improvements were primarily due to a heightened demand for mainframes and emerging technology equipment.

     Other revenue of $197.2 million increased 3.6% from $190.3 million. Other revenue consists mainly of sales of leased and off-leased equipment, portfolio servicing fees and other fee related revenue (see Note 7 to the Consolidated Financial Statements). While gains on sale of leased and off-leased equipment remained flat, the increase in other revenue was driven by fee related revenue and other portfolio related revenue. As a result of the increased level of securitizations and the Company's strategy of securitizing approximately one-third of its forecasted annual volume each year, the Company expects to experience an increase in the service fee revenue associated with the increase in managed assets.

     At December 31, 1996, total assets managed by the Company on behalf of others were $4.8 billion compared with $2.2 billion at December 31, 1995. The increase in the level of assets managed is attributable to the significant increase in securitizations and loan sales offset in part by normal run-off. The total assets managed on behalf of AT&T, Lucent Technologies Inc. ("Lucent") and NCR Corporation ("NCR") (herein collectively, "AT&T/Lucent/NCR" or the "Former Affiliates") represented 31.1% and 68.0% of the total assets managed at December 31, 1996 and 1995, respectively.

     The following table shows the respective percentages of the assets, revenues and net income (loss) attributable to (i) leasing and financing services provided by the Company to customers of AT&T/Lucent/NCR, (ii) transactions involving AT&T/Lucent/NCR as end-user and (iii) the Company's non-AT&T/Lucent/NCR business, in each case at or for the years ended December 31, 1996, 1995 and 1994. The net income (loss) shown below were calculated based upon what the Company believes to be a reasonable allocation of interest, income taxes and certain corporate overhead expenses.



--------------------------------------------------------------------------------
At or for the year ended
December 31, 1996

                      Assets             Revenues           Net Income (Loss)
               -------------------- --------------------- ---------------------
                1996   1995   1994   1996   1995   1994   1996   1995    1994
                  %      %      %     %      %       %     %       %       %
-------------------------------------------------------------------------------
Customers
 of AT&T/
 Lucent/NCR      23.0  29.5    34.6  30.4  32.7    33.4   62.6    67.9    82.5
AT&T/Lucent/
 NCR as
 End-User         4.7   5.3     6.8   6.7   8.3     9.5    5.2     8.2     8.5
Non-AT&T/
 Lucent/NCR
 Business        72.3  65.2    58.6  62.9  59.0    57.1   32.2    23.9     9.0
                ----- -----   ----- ----- -----   -----  -----   -----   -----
Total           100.0 100.0   100.0 100.0 100.0   100.0  100.0   100.0   100.0
------------------------------------------------------------------------------

     The Company intends to continue its strategy of expanding its non-AT&T/Lucent/NCR businesses, while at the same time enhancing its relationship with AT&T/Lucent/NCR. Because the growth in revenues generated by the Company's non-AT&T/Lucent/NCR businesses can be expected to lag behind the incurrence of expenses necessary to expand and operate such businesses, the Company anticipates that the percentage of its total net income and revenues attributable to non-AT&T/Lucent/NCR businesses may vary from year to year depending upon the stage of development of these non-AT&T/Lucent/NCR businesses.

        The securitization of certain non-AT&T/Lucent/NCR portfolio assets positively affected net income of the non-AT&T/Lucent/NCR businesses in all years presented. Although the Company substantially increased the amount of non-AT&T/Lucent/NCR assets securitized in 1996, the Company also securitized a portion of the AT&T/Lucent/NCR related assets (see Note 6 to the Consolidated Financial Statements). The Company currently anticipates that approximately one-third of its annual forecasted financing volume originated each year will be securitized as part of the Company's ongoing financing strategy. As a result, the assets, revenues and net income of the non-AT&T/Lucent/NCR businesses will vary depending upon the mix of assets securitized. The Company decreased the amount of assets securitized in 1995 compared to 1994.


     The 1996 increase in non-AT&T/Lucent/NCR business assets (as a percentage of total Company) was generated across most of the Company's businesses with partially offsetting declines in certain small-ticket portfolios (as a result of increased securitizations in 1996) and automobile portfolios. The 1996 increase in non-AT&T/Lucent/NCR business revenues (as a percentage of total Company) was generated across all Company businesses. AT&T Capital's total non-AT&T/Lucent/NCR businesses contributed 32.2% of net income in 1996, up 8.3% from 1995. Had the previously discussed Merger and Securitization not occurred, the Company estimates that the non-AT&T/Lucent/NCR businesses would have contributed approximately 34% of net income. This estimate assumes the exclusion of the Securitization gain and one-time merger related costs, add back of revenues associated with assets sold, and adjustment to interest expense for certain other significant Merger and Securitization related events.

     Interest expense of $458.0 million increased 11.4%, or $47.0 million. Average borrowings outstanding of $7.2 billion increased 15.3%, or $.9 billion primarily due to growth in the average portfolio assets and an increased debt to equity plus preferred securities ratio. Higher average borrowings contributed $52.3 million of the increase and was partially offset by $5.3 million due to a decline in the average cost of debt. In October 1996, the Company repaid approximately $1.6 billion of commercial paper with proceeds from the Securitization and Preferred Offering, net of amounts used to purchase the Company's common stock. Consequently, the lower overall borrowings outstanding should reduce the Company's interest expense. However, the Company's cost of debt in the future will be negatively impacted by the loss of interest free loans from AT&T pursuant to a Gross Profit Tax Deferral ("GPTD") Interest Free Loan Agreement (the "GPTD Agreement"). In addition, as discussed below in "Liquidity and Capital Resources", the Company's debt ratings were lowered in connection with the Merger. As a result, the Company estimates its cost of issuing debt will increase, all other factors remaining equal (see Note 8 to the Consolidated Financial Statements).

     On October 25, 1996 the Company, through a subsidiary, issued to the public eight million Company-obligated preferred securities for $25 per share. Holders of the securities are entitled to receive cash distributions at an annual rate of 9.06%, which is guaranteed by the Company. During 1996, $3.3 million of distributions were paid to the Preferred Securities holders. (See Note 9 to the Consolidated Financial Statements.)

     O&A expenses of $564.5 million increased 19.2% from $473.7 million. This increase was due primarily to $52.4 million of one-time merger related costs which include the accelerated payout and additional amounts due under the Company's Share Performance Incentive Plan, payments made to certain officers of the Company to waive certain of their rights under the Company's Leadership Severance Plan, certain other termination and other payments and merger-related transaction costs. In addition, O&A was impacted by the increased costs associated with managing a higher level of owned and managed assets. O&A as a percentage of total period-end owned and managed assets of 4.38% increased from 4.03%. However, the percentage was 3.97% excluding the above mentioned one-time merger related costs. If the Company continues to improve this ratio through increased utilization of infrastructure and increased operating efficiencies, primarily relating to businesses acquired and start-up activities, and other investments in operational improvements, the Company expects that O&A to total period-end owned and managed assets will be approximately 3.5% in a couple of years.

     The provision for credit losses of $113.6 million increased 31.8% from $86.2 million. See "Credit Quality" below for a discussion of the provision for credit losses.

     The Company's effective income tax rate of 39.5% increased from 38.7%. The increase in the overall effective tax rate was due primarily to certain one-time merger related costs which were not deductible for tax purposes.

1995 versus 1994

     Net income for the year ended December 31, 1995, was $127.6 million, an increase of $27.2 million, or 27.1%, compared with 1994. The increase was generated principally through increased portfolio revenues resulting from a higher level of average net portfolio assets, strong secondary market activity and a favorable credit environment. Higher interest expense and operating and administrative expenses, associated with administering a higher level of assets, partially offset the increased revenues.

     Finance revenue of $174.5 million increased $53.7 million, or 44.5%, for 1995 compared with 1994 while the average net finance receivable portfolio increased $396.2 million, or 32.0%, to $1,633.9 million for 1995. The increased level of average net finance receivables accounted for $38.7 million of the finance revenue increase. The increase in average yield to 10.68% in 1995 from 9.76% in 1994 contributed the remaining $15.0 million. The improved yield is primarily due to the increased level of higher yielding products in the Company's large-ticket specialty and structured finance portfolios and the Company's SBA portfolio.

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

     Rental revenue on operating leases of $561.0 million increased $85.6 million, or 18.0%, for 1995, compared with 1994. Depreciation on operating leases of $354.5 million increased $40.9 million, or 13.1% for 1995, compared with 1994. Operating lease margin was $206.5 million, or 36.8% of rental revenue for 1995, compared with $161.8 million, or 34.0%, for 1994. The increased operating lease margin in 1995 relates primarily to a higher level of renewed leases in the Company's small-ticket telecommunications equipment portfolio, higher margins in the testing and diagnostic equipment portfolio and the automobile portfolio, as well as a reduced level of lower yielding mainframe computer assets.

     Net interest margin of $556.1 million was 6.69% of average net portfolio assets for the year ended December 31, 1995. This compares with a net interest margin of $488.7 million, or 7.29%, of average net portfolio assets for the year ended December 31, 1994. The decrease in net interest margin was due to an increase in the Company's average cost of debt, partially offset by higher yields on the Company's net portfolio assets, and an increase in the Company's debt to equity ratio. For 1995, the average cost of debt was 6.60%, compared to 5.65% in 1994 while the total portfolio yield increased to 11.64% in 1995 from 11.34% in 1994. As interest rates change, product pricing is generally adjusted to reflect the Company's higher or lower cost of borrowing. However, the pricing in connection with some small-ticket portfolios tends to lag and may not be commensurate with the change in the Company's borrowing costs.

     Revenue from securitizations and loan sales, including SBA loans, of $16.4 million in 1995 increased $.1 million from 1994. This increase was due to higher gains on the sale of SBA loans of $9.0 million offset by a decrease of $8.9 million in securitization related gains.

     Revenue from sales of equipment of $48.7 million in 1995 decreased substantially from $126.6 million in 1994. Similarly, cost of equipment sales of $43.4 million in 1995 decreased from $117.0 million in 1994. The Company is experiencing lower equipment sales generally due to a shift in customer behavior away from the purchase of mainframe computers. Equipment sales margin was $5.4 million, or 11.0% of equipment sales revenue for the year ended December 31, 1995. Equipment sales margin for the year ended December 31, 1994, was $9.6 million, or 7.6% of equipment sales revenue. The equipment sales margin for 1995 was favorably impacted by increased trading in the higher margin mid-range computer area, a relatively new market for the Company.

     Other revenue of $190.3 million increased $23.2 million, or 13.9%, in 1995, compared with 1994. Other revenue consists mainly of sales of leased and off-lease equipment, portfolio servicing fees and other fee related revenue (see
Note 7 to the Consolidated Financial Statements). The increase in other revenue was primarily generated from higher remarketing gains of $10.5 million from sales of leased and off-lease equipment and increased other fee related revenue of $5.2 million. These increases were somewhat offset by lower portfolio servicing fees of $3.6 million due to a lower managed asset base.

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

     The 1995 increases in the non-AT&T/Lucent/NCR business assets and revenues (as a percentage of total Company) were generated almost equally from U.S. and foreign operations. The significant increase realized from U.S.
non-AT&T/Lucent/NCR related net income was primarily generated from the Company's large-ticket specialty and structured finance activities, SBA loan sales and growth in the automobile portfolio. Net losses from foreign non-AT&T/Lucent/NCR businesses somewhat offset the strong U.S. results.

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

Year Ending December 31                           1996        1995     1994
-----------------------------------------------------------------------------
Allowance for credit losses                      $169.0     $223.2   $176.4
Non-accrual assets                               $135.1     $118.5   $120.5
Net charge-offs/Portfolio assets                  1.17%      0.50%    0.73%
Allowance for credit losses/Portfolio assets      2.30%      2.39%    2.30%
Non-accrual assets/Portfolio assets               1.84%      1.27%    1.57%
Delinquency (two months or greater)               2.56%      1.46%    1.49%

     The decrease in the allowance for credit losses as well as the increase in the net charge-offs/portfolio assets, non-accrual assets/portfolio assets and delinquency resulted primarily from the significant increase in securitizations in 1996. Such securitizations include generally better performing assets, those transactions that are not more than 60 days past due. Therefore, the owned portfolio reflects a higher proportion of delinquent receivables which also tends to drive a higher net charge-offs/portfolio assets ratio. Furthermore, the securitizations generally comprise receivables from the Company's small-ticket lease portfolios which carry a higher allowance for credit losses/portfolio asset ratio compared to the overall ratio. As a result, the Company's overall allowance for credit losses/portfolio assets ratio decreases when such small-ticket receivables are sold. The decrease in the allowance for credit losses was due primarily to the reclassification of certain amounts to securitization recourse reserves. Net charge-offs/portfolios assets was also impacted by the write-off of a large financing of approximately $11 million. In addition, the increases in the dollar amount of delinquencies and non-accrual assets resulted from a $36.5 million loan placed on non-accrual status. In addition, in February and March 1997, the Company placed on non-accrual status two accounts totalling $31.0 million.

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

FINANCIAL CONDITION

     Unless otherwise indicated, all period to period comparisons represent balances at December 31, 1996 verses 1995.

     Net portfolio assets (net investment in finance receivables, capital leases and operating leases), decreased $1.9 billion. This decrease was principally due to the significant increase in the securitization of capital lease receivables and finance receivables as well as the associated reclassification of residual values and certain reserves to other assets and deferred charges in 1996 offset in part by growth in each of the net portfolio asset categories.

     In the third quarter of 1996, the Company acquired the operating assets and lease portfolio of Municipal Leasing Corporation. This Canadian operation has been financing office equipment and automobiles for the past 15 years and had $160 million in assets at time of the acquisition.

     Primarily as a result of the above mentioned increased level of securitizations, the vast majority of which were U.S. assets, the Company's international assets (excluding cross border transactions) grew to 24.0% of total assets, up from 17.5%.

     The net investment in finance receivables increased by $.3 billion, or 18.6% to $2.1 billion. This increase was primarily due to increases in the large-ticket specialty and structured finance, certain small-ticket, international consumer loan and SBA loan portfolios offset in part by $.1 billion of finance receivables securitized.

     The net investment in capital leases decreased by $2.5 billion, or 41.0%, to $3.6 billion. This decrease was primarily due to the increased level of capital lease receivables of $3.3 billion securitized in 1996 and the reclassification of the associated residual values of approximately $.3 billion and certain reserves of $.1 billion to deferred charges and other assets. This net decrease was partially offset by growth primarily in certain small-ticket leasing portfolios.

     The net investment in operating leases increased by $.3 billion, or 25.6%, to $1.4 billion. The increase was primarily due to growth in the Company's computer related portfolios, international businesses and certain small-ticket portfolios.

     Deferred charges and other assets increased by $.4 billion, or 82.7%, to $.8 billion. This increase was due primarily to the above mentioned reclassification from net investment in capital leases of the retained residual values and certain reserves and the $.1 billion retained interests associated with the assets securitized in 1996.

     The Company regularly monitors its estimates of residual values associated with its owned and securitized portfolios and believes that its residual values are conservatively stated.

     The Company had a net deferred tax asset position in 1996 of $.1 billion which compares to a net deferred tax liability position of $.6 billion in 1995. The primary drivers of this change were the elimination of substantially all deferred tax liabilities due to a Section 338(h)(10) election under the Internal Revenue Code, as amended, similar elections in certain state and local jurisdictions and the establishment of an approximately $.2 billion deferred tax asset associated with the step-up in basis to fair value for tax purposes, which was not done for book purposes ("push-down accounting") due to the Company's significant level of public debt outstanding. This was offset in part by additional deferred tax liabilities of approximately $.1 billion (see Note 12 to the Consolidated Financial Statements).

        Total debt decreased by $.5 billion, or 6.7%, to $6.5 billion. This decrease was due primarily to the repayment of approximately $1.6 billion of short-term debt with proceeds from the Securitization and Preferred Offering, net of amounts used to purchase the Company's common stock and growth in the net portfolio assets.

     On October 25, 1996 the Company, through a subsidiary, issued to the public eight million Company-obligated preferred securities for $25 per share. Holders of the securities are entitled to receive cash distributions at an annual rate of 9.06%, which is guaranteed by the Company. (See Note 9 to the Consolidated Financial Statements.)

     Total shareowners' equity decreased by $.4 billion, or 36.6%, to $.7 billion primarily as a result of the Company's recapitalization associated with the Merger (see Note 1 to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates a substantial portion of its funds to support the Company's operations from lease and rental receipts, but is also highly dependent upon external financing, including the issuance of commercial paper and medium and long-term debt in public markets, foreign bank lines of credit and, historically to a lesser extent, privately placed asset-backed financings (or securitizations). However, the Company anticipates that, as a key part of the Company's on-going financing strategy to manage leverage, approximately one-third of its annual financing volume originated each year will be securitized through public and/or private securitizations.

     The 1996 securitizations and anticipated ongoing securitizations of approximately one-third of forecasted annual volumes will have significant impacts on the Company's financial position and results of operations depending upon their timing and magnitude. These impacts, some of which are described in the Financial Condition and Results of Operations sections, include, but are not limited to, the following: net investment in finance receivables and capital leases (including residual values, allowance for credit losses and initial direct costs) will decrease; lower asset levels will result in lower finance revenue and capital lease revenue; cash proceeds generated from the sale will generally be used to reduce debt; lower debt levels will reduce interest expense and leverage; securitization gains will typically be generated as the assets are sold; fees will be earned for servicing the portfolios; residual values will be frozen at the present value at the time of securitization and reclassified to other assets and deferred charges; capital lease revenue will no longer be recognized on the residuals; with lower carrying values of frozen residuals, income (losses) generated from renewals and sales of assets at end of lease will be higher (lower) than if the assets were not securitized; yields and margins on owned assets are likely to be lower due to the fact the securitizations will typically include small-ticket products which generally have higher yields and margins; portfolio quality measures such as delinquency, non-accrual assets, and net charge-offs/portfolio assets will likely increase due to the sale of generally better performing assets (these same measures on an owned and securitized basis would generally not be affected by the securitizations); and finally, assets, revenues and income derived from the non-AT&T/Lucent/NCR businesses as well as foreign businesses will change depending upon the mix of assets securitized.

     In connection with the Merger, the Company's four rating agencies took the following actions: Standard & Poor's lowered the Company's senior medium and long-term debt and commercial paper, previously rated A and A-1, to BBB and A-2, respectively; Duff & Phelps Credit Rating Co. lowered the Company's senior medium and long-term debt and commercial paper, previously rated A and D-1, to BBB and D-2, respectively; Fitch Investor Services, which began rating the Company's commercial paper in May, 1996 lowered the Company's F-1 rating to F-2 and rated the Company's senior medium and long-term debt BBB. Moody's Investors Service has lowered the Company's senior medium and long-term debt and commercial paper to Baa3 from A3 and P-3 from P-1, respectively. See "Results of Operations" for discussion of the impact on interest expense.

     In 1996, the Company issued short-term notes (principally commercial paper) of $64.7 billion and made repayments of $65.0 billion, and issued medium and long-term debt of $2.0 billion and repaid medium and long-term debt of $2.1 billion. In 1995, the Company issued short-term notes of $28.0 billion, issued medium and long-term notes of $2.9 billion and made short-term note repayments of $28.2 billion and repaid medium and long-term debt of $1.8 billion.

     During 1996 and 1995, principal collections from customers and proceeds from securitized receivables and SBA loan sales of approximately $7.4 billion and $4.1 billion, respectively, were received. These receipts were primarily used for financing portfolio assets (including purchases of finance asset portfolios and businesses) of approximately $7.5 billion in 1996, and $5.8 billion in 1995, which includes the repayment of the related Interim Loan in 1996.

     On February 29, 1996, shareowners of record as of February 9, 1996, were paid a fourth quarter 1995 dividend of $.11 per share. During 1996, the Company's Board of Directors declared dividends each of $.11 per share to shareowners of record as of May 10, 1996 and August 9, 1996 payable on May 31, 1996 and August 30, 1996, respectively. As a result of the Merger, the Company anticipates that it will no longer pay dividends in the short-term.

     In conjunction with acquisitions, in 1996 and 1995 the Company assumed $3.4 million and $473.0 million of debt, respectively, of which $60.1 million was outstanding at December 31, 1996.

     During the fourth quarter of 1996, the Company filed with the Securities and Exchange Commission (the "SEC") a debt registration statement in the amount of $4.0 billion. The SEC declared this registration statement effective on January 3, 1997. As of February 28, 1997, the Company had issued $1.2 billion of debt under this registration statement.

     In September 1996, the Company renegotiated its back-up credit facility of $1.8 billion. This facility, negotiated with a consortium of 24 lending institutions, supports the commercial paper issued by the Company. At December 31, 1996 this facility was unused. Under the most restrictive provision of the Company's back-up facility, the Company is required to maintain a minimum consolidated tangible net worth (based on a formula that includes a portion of current net income) of $546.9 million at December 31, 1996. The Company is in compliance with this and all other covenants of the agreement. To meet local funding requirements, the Company's foreign operations have available lines of credit of approximately $362.9 million, of which approximately $26.2 million was available at December 31, 1996. These facilities are generally renewed annually.

     Prior to the Merger, the Company has, from time to time, borrowed funds on an interest-free basis directly from AT&T pursuant to a Gross Profit Tax Deferred Interest Free Loan Agreement. As a result of the Merger, the Company is no longer a member of AT&T's consolidated group for federal income tax purposes and was required to repay to AT&T $247.4 million of interest free loans.

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

ASSET AND LIABILITY MANAGEMENT

     AT&T Capital's asset and liability management process takes a co ordinated approach to the management of interest rate and foreign currency risks. The Company's overall strategy is to match the duration and average cash flows of its borrowings with the duration and average cash flows of its portfolio assets, as well as the currency denominations of its borrowings with those of its portfolio assets, in a manner intended to reduce the Company's interest rate and foreign currency exposure. The following discussion describes certain key elements of this process, including AT&T Capital's use of derivatives to manage risk.

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

Interest Rate Risk and Currency Exchange Risk

     The Company actively manages interest rate risk to protect the Company's margins on existing transactions. Interest rate risk is the risk of earnings volatility attributable to changes in interest rates. The Company routinely analyzes its portfolio assets and strives to match floating rate assets with floating rate debt and fixed rate assets with fixed rate debt. The Company generally achieves a matched position through issuances of commercial paper and medium and long-term debt, as well as through the use of interest rate swaps. The Company does not speculate on interest rates, but rather seeks to mitigate the possible impact of interest rate fluctuations encountered in the normal course of business. This is a continual process due to prepayments, refinancings, nonaccrual leases and loans, as well as other portfolio dynamics, and therefore, interest rate risk can be significantly limited but never fully eliminated. Additionally, the Company enters into foreign exchange contracts and participates in the currency swap market to mitigate its exposure to assets and liabilities denominated in foreign currencies and to meet local funding requirements.

     The Company has and expects to continue to enter into foreign exchange contracts and currency swaps in 1997 as a result of its international operations.

Using Derivatives to Manage Interest Rate and Currency Risk

     AT&T Capital uses derivatives to match fund its portfolio and thereby manage interest rate and currency risk. Derivatives can be customized in terms of duration and interest rate basis (i.e., fixed or floating). Derivatives used by the Company are operationally efficient to arrange and maintain. Whether AT&T Capital issues medium and long-term debt, on which it pays a fixed rate, or issues floating rate debt and utilizes interest rate swaps, on which it generally pays a fixed rate and receives a floating rate, the Company's interest rate risk position can be equally well managed. However, it is the interplay between liquidity, capital, portfolio characteristics, and economic and market conditions which will determine the final mix of medium and long-term debt, commercial paper and swaps (or other derivatives) used to manage interest rate risk. Notes 8 and 15 to the Consolidated Financial Statements provide more details regarding the Company's debt portfolio and interest rate, currency swap and foreign exchange contract positions.

     As of December 31, 1996 the total notional amount of the Company's interest rate and currency swaps was $1.4 billion and $.3 billion, respectively, as compared to $2.2 billion and $.3 billion, respectively, as of December 31, 1995. The U.S. dollar equivalent of the Company's foreign currency forward exchange contracts was $907.3 million and $658.8 million at the end of 1996 and 1995, respectively.

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

     There were no past due amounts or reserves for credit losses at December 31, 1996, related to derivative transactions. The Company has never experienced a credit related charge-off associated with derivative transactions. Debt to Equity plus Preferred Securities

     The Company's ratio of total debt to equity plus preferred securities at December 31, 1996 was 7.13 compared to 6.22 at December 31, 1995. This increase is primarily due to the recapitalization of the Company in connection with the Merger.

RISK FACTORS

     Readers should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K. To the extent any of the information contained in this Annual Report on Form 10-K constitutes a "forward looking statement" for purposes of Section 21E(i) of the Exchange Act or Section 27A(i) of the Securities Act, the risk factors set forth below are meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, and no assurance can be given that actual results will not in fact differ materially.

Expected Reductions In Net Income, Certain Revenues, etc.

     The Company expects 1997 net income to be lower than 1996 net income primarily due to an anticipated decreased level of securitization revenue. In addition, the Company expects its 1997 portfolio revenues, securitization revenue and net interest margin to be lower than those of 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations--1996 versus 1995."

Risks Related to Plans Involving the Company

     Sensitivity to Ratings on Debt. As a result of the consummation of the Merger, each of the four statistical rating organizations that have been rating the Company's securities downgraded their respective ratings on the Company's short-term and (where applicable) long-term senior unsecured debt. Such downgradings have increased the Company's costs of borrowing all other things being equal. See "Risk Factors - Certain Increased Costs and Expenses - Borrowing Costs" below. No assurance can be given that any or all of such rating organizations will not at any future time or from time to time establish different ratings on the Company's senior unsecured short-term or long-term debt. To the extent that any of such rating organizations assigns a lower rating than the existing ratings, such downgrading would drive even greater interest expense for the Company, limit its access to its traditional funding sources and reduce its competitiveness, particularly if any such assigned rating is in a generic rating category that signifies that the relevant debt of the Company is less than investment grade. In addition, certain ratings downgradings could result in the termination of one or more of the License Agreements with AT&T, Lucent and NCR. See "Risk Factors - Changes in Relationship with AT&T/Lucent/NCR Entities - Operating and Certain Other Agreements with AT&T Entities" below. Any such downgrading could have a material adverse effect on the Company.

     Leverage and Debt Service. As a result of the Company's recapitalization associated with the Merger, there has been a significant increase in the Company's ratio of debt to equity plus Preferred Securities. As of December 31, 1996, the Company's ratio of debt to equity plus Preferred Securities was 7.13. The increased debt to equity plus Preferred Securities ratio has been a factor in the analyses of the Company by statistical rating organizations.

     Securitization Program. The Company's current business plan incorporates future securitization transactions as a key part of the Company's financing, primarily to manage the Company's leverage ratio. The Company will continue to manage the securitized assets following their sale. To the extent that the actual level of securitization deviates significantly from the Company's current target level of securitization (approximately one-third of the financing volume forecasted to be originated in each year), there could be a material adverse effect on the Company's results from operations and the ratings assigned to the short-term or long-term debt of the Company.

     Continuity of Management. There is no assurance that any of the Company's existing officers and key employees will remain in their current positions for any period of time following the date hereof.

Changes in Relationship with AT&T/Lucent/NCR Entities

     Revenues and Net Income Attributable to the AT&T/Lucent/NCR Entities. A substantial portion of the Company's revenues and net income are attributable to the financing provided by the Company to customers of AT&T/Lucent/NCR with respect to products manufactured or distributed by them ("AT&T/Lucent/NCR Products") and, to a lesser extent, to AT&T/Lucent/NCR as end-user, primarily with respect to the lease of information technology and other equipment or vehicles to them as end-users and the administration and management of certain leased assets on behalf of AT&T/Lucent/NCR. The Company's commercial relationships with AT&T/Lucent/NCR are currently governed by certain important agreements.

     For the year ended December 31, 1996, approximately 30.4% and 62.6% of the Company's total revenues and net income, respectively, were attributable to lease and other financings provided by the Company to the customers of AT&T/Lucent/NCR with respect to AT&T/Lucent/NCR Products. An additional approximately 6.7% and 5.2% of total revenues and net income, respectively, for the year ended December 31, 1996, were attributable to transactions with AT&T/Lucent/NCR as end-users. The Company's Non-AT&T/Lucent/NCR Businesses generated approximately 62.9% and 32.2% of total revenues and net income, respectively, for the year ended December 31, 1996. Had the previously discussed Merger and Securitization not occurred, the Company estimates that the non-AT&T/Lucent/NCR businesses would have contributed approximately 34% of net income. This estimate assumes the exclusion of the Securitization gain and one-time merger related costs, add back of revenues associated with assets sold, and adjustment to interest expense for certain other significant Merger and Securitization related events.

     Accordingly, while the proportion of the Company's total revenues and net income from Non-AT&T/Lucent/NCR Businesses has grown over the last several years, a substantial portion of the Company's total revenues and net income have been generated by the Company's relationship with AT&T/Lucent/NCR. A significant decrease in the portion of the sales of the AT&T/Lucent/NCR
Products that are financed by the Company, or in the absolute amount of the AT&T/Lucent/NCR product sales (in either case, particularly with respect to Lucent), or in the amount of transactions effected by the Company with the AT&T/Lucent/NCR as end-user (particularly with respect to AT&T) would have a material adverse effect on the Company's results of operations and financial condition.

     Operating and Certain Other Agreement With AT&T/Lucent/NCR. The initial terms of each of the Operating Agreements (pursuant to which, among other things, the Company serves as preferred provider of financing services and has certain related and other rights and privileges in connection with the financing of equipment to the customers of AT&T/Lucent/NCR) will expire on August 4, 2000, but will be automatically renewed for successive two-year periods unless either party thereto gives the other a non-renewal notice at least one year prior to the end of the initial or renewal term. None of AT&T/Lucent/NCR is required to renew the term of its Operating Agreement beyond the expiration of the current term on August 4, 2000.

     Although the Company intends to seek to maintain and improve its existing relationships with Lucent, NCR and AT&T and expects to seek to extend each of the Operating Agreements beyond August 4, 2000, no assurance can be given that the Operating Agreements, or any of them, will be extended beyond such date or, if extended, that the terms and conditions thereof will not be modified in a manner adverse to the Company. Failure to renew the Operating Agreements, especially Lucent's Operating Agreement, on terms not adverse to the Company could have a material adverse effect on the Company. Moreover, in certain circumstances the Operating Agreements may be terminated prior to their expiration.

     To provide additional incentive for Lucent to assist the Company in the financing of products manufactured or distributed by Lucent, in recent years the Company has paid Lucent a sales assistance fee ("SAF") equal to a designated percentage of the aggregate sales prices and other charges ("volumes") of Lucent products financed by the Company. In early 1996, following Lucent's request, the Company agreed to pay a substantial increase in the Lucent SAF for 1995, both as an absolute amount and as a percentage of volumes attributable to Lucent. After giving effect to the increase, the SAF paid by the Company to Lucent for 1995 was approximately double the 1994 fee. The Company and Lucent recently agreed to a modified formula for calculating the SAF for the remaining years of the term of Lucent's Operating Agreement (retroactive to 1996). The revised formula is expected to result in aggregate annual SAF which are approximately double the amounts that would have been paid if the pre-1995 formula had been maintained. No assurance can be given that Lucent will not seek a higher SAF in 1997 or future years (or otherwise attempt to share in the revenues of the Company associated with the leasing of Lucent products) or seek to use alternative providers of financing. Similarly, although NCR has not requested any SAF or other similar benefits from the Company by reason of the financing by the Company of its products, no assurance can be given that they will not do so in the future. Any such action by Lucent, alone or in combination with similar action by NCR, could have a material adverse effect on the Company.

     The Operating Agreements do not require that the Company be the sole provider of financing in connection with the AT&T/Lucent/NCR product sales. Also, such Operating Agreements provide no assurance that the percentage of such sales for which the Company provides financing will not decrease in the future. Subject to certain significant restrictions, the Operating Agreements permit AT&T/Lucent/NCR to use or promote an alternative financing program offered by an unaffiliated company that provides better terms than those offered by the Company, without providing the Company an opportunity to match such better terms. In addition, none of the Operating Agreements is generally required to be assumed by the purchaser or other transferee of all or any portion of the relevant AT&T/Lucent/NCR's product manufacturing business upon any sale or other disposition thereof by such AT&T/Lucent/NCR entity, although such AT&T/Lucent/NCR entity is required to use reasonable efforts to cause the related Operating Agreement to be so assumed. Moreover, each Operating Agreement provides that AT&T/Lucent/NCR may terminate the Company's "preferred provider" status and organize their own "captive" finance subsidiaries if the Company's Financing Penetration Rate (as described in the respective Operating Agreements) decreases by certain specified amounts or after the Company becomes a subsidiary of a person other than AT&T Capital Holdings Inc., a wholly-owned subsidiary of AT&T or one of its affiliates. The Company does not expect its Financing Penetration Rate under its Operating Agreements with Lucent and NCR to decrease during the remainder of the initial term thereof by an amount that would permit Lucent or NCR, as the case may be, to terminate the Company's "preferred provider" status, although no assurance can be given in that regard.

     The Company's ability to capture a significant portion of the AT&T/Lucent/NCR product sales is augmented by the provisions of certain License Agreements with Lucent and NCR pursuant to which Lucent and NCR have licensed certain trade names and service marks, including the "Lucent Technologies" and "NCR" trade names, to the Company for use in the business of the Company and certain of its subsidiaries. The Company's License Agreement with AT&T also has similar provisions. The initial term of the License Agreements expires on August 4, 2000, but will be automatically renewed in the event of a renewal of the relevant Operating Agreement, for a term equal to any renewal term of that Operating Agreement. Each License Agreement may be terminated prior to the end of its term upon the occurrence of certain events (including upon the termination of the applicable Operating Agreement and the occurrence of certain ratings downgrades). In addition, AT&T may require the Company to discontinue, following two years' prior notice, use of (i) the "AT&T" trade name as part of the Company's corporate name and (ii) the other service marks licensed by AT&T to the Company. The Company's subsidiaries may, in such event, continue to use the "AT&T" trade name and service marks in connection with the provision of financing services and otherwise in accordance with the terms of the License Agreement, which include extensive restrictions on the use thereof in connection with the issuance of securities.

     The Operating Agreements do not apply to the Company's relationship with AT&T/Lucent/NCR as end-users of information technology and other equipment or vehicles financed by the Company. Although the Intercompany Agreements between the Company and AT&T/Lucent/NCR provides that AT&T/Lucent/NCR will view the Company as its preferred provider of financing, the Intercompany Agreement does not require AT&T/Lucent/NCR to continue to use the Company as its financing source for its own acquisitions of such equipment or vehicles if competitors of the Company offer financing on more attractive terms.

Risks Related to the Termination of AT&T's Ownership Interest in the Company

     Business Relationship. Prior to the consummation of the Merger, AT&T had an approximately 86% economic interest in the Company. The Company believes that it benefited from that interest because approximately 86% of the profits derived by the Company from its commercial relationship with AT&T/Lucent/NCR (the Company's most important commercial relationship "Risk Factors - Changes in Relationship with AT&T/Lucent/NCR Entities Revenues and Net Income Attributable to the AT&T/Lucent/NCR Entities", above) directly or indirectly benefited AT&T. Following the AT&T Restructuring and the consummation of the Merger, the Company's relationship with AT&T/Lucent or NCR as its principal customers and sources of business will be based entirely on commercial dealings and its contract rights, without any ownership interest by AT&T, Lucent or NCR in the Company. To the extent that this change causes the relations of AT&T, Lucent and NCR with the Company to be less favorable than in the past, there will be an adverse effect on the Company.

Certain Increased Costs and Expenses

     General. In connection with the consummation of the Merger, pursuant to which AT&T sold its entire indirect equity interest in the Company, certain of the Company's annual expenses have increased. A summary of the significant increases follows.

     Borrowing Costs. It is difficult to quantify with reasonable accuracy the effect of the Merger and the resulting downgrading of ratings on the Company's debt since the Company's cost of debt post-Merger has been impacted by both the rating agencies downgrades and the external interest rate environment (see "Risk Factors - Risks Related to Expected Plans Involving the Company - Sensitivity to Ratings on Debt", above). However, the Company estimates that since the Merger it has experienced an increase in borrowing costs of approximately 10 to 20 basis points. Assuming that the Merger and the resulting downgrades had occurred on January 1, 1996 rather than October 1, 1996, the Company's 1996 interest expense would have increased by approximately $2.1 million to $4.2, respectively.

The increase in interest expense was calculated using the 1996 average commercial paper balance outstanding and the 1996 issuances of medium and long-term debt multiplied by the incremental borrowing costs.

     Also, in connection with the Merger, the Company incurred additional borrowings associated with the Tax Deconsolidation and increased operating and administrative expenses (both as described below), as well as the one-time Merger related costs (see "Results of Operations 1996 vs. 1995," above). Had the Merger and the related transactions occurred on January 1, 1996 rather than October 1, 1996, The Company's 1996 interest expense would have increased by $8.8 million to $17.7 million. This increase in interest expense was calculated using the Company's nine month period ended September 30, 1996 weighted average interest rate of 6.38% plus the 10 to 20 basis point increase as discussed above.

     Tax Deconsolidation. The Company was formerly a member of AT&T's consolidated group for federal income tax purposes, but immediately after the Merger ceased to be a member of such tax group (the "Tax Deconsolidation"). The Tax Deconsolidation is expected to have certain adverse effects on the Company as described below.

     Most financings by the Company of products manufactured by AT&T/Lucent/NCR involve the purchase of such products by the Company and the contemporaneous lease of such products by the Company to third parties. Sales of such products to the Company by AT&T/Lucent/NCR now that the parties are unrelated generate current taxable income for AT&T/Lucent/NCR, together with a liability of AT&T/Lucent/NCR to pay federal income tax on such income. Notwithstanding such sales of products, so long as the Company was a part of the AT&T consolidated federal income tax group at the time of such sale, the payment of such taxes had been deferred (the amount of such taxes so deferred being herein called "Gross Profit Tax Deferral") generally until the Company claimed depreciation on the products, or sold the products outside the group. Pursuant to one of the tax agreements between AT&T and the Company which had been in effect prior to the Tax Deconsolidation, AT&T had extended interest-free loans to the Company in an amount equal to the then outstanding amount of Gross Profit Tax Deferral, as well as certain other intercompany transactions.

     As a result of the Tax Deconsolidation, the Company no longer receives such loans, which had constituted a competitive advantage to the Company in financing AT&T/Lucent/NCR products. In addition, the Company was required to repay all such outstanding loans immediately prior to the Tax Deconsolidation. The aggregate outstanding principal amount of the interest-free loans associated with Gross Profit Tax Deferral which were repaid by the Company in connection with the Tax Deconsolidation was $247.4 million. Additionally, as a result of the Tax Deconsolidation, the Company made a payment to AT&T of $35 million in exchange for AT&T's assumption of certain federal and combined state tax liabilities of the Company relating to periods prior to the Merger.

     Operating and Administrative Expenses. The Company's annual operating and administrative expenses have increased as a result of the Merger because the Company no longer receives the discounts accorded by third party suppliers to AT&T and its subsidiaries or received directly from AT&T. The incremental and recurring costs in the Company's operating and administrative expenses for which the Company received such discounts include services for telecommunication, certain information processing, travel, human resources, real estate, express mail and insurance services. In addition, annual management and advisory fees of initially $3.0 million will be paid to Nomura International plc ("NIplc"). The Company estimates the total increase in operating and administrative expenses to be approximately $6.0 million annually (including such management and advisory fees).

Competition

     The equipment leasing and finance industry in which the Company operates is highly competitive and is undergoing a process of consolidation. As a result, certain of the Company's competitors' relative cost bases have been reduced. Participants in the industry compete through price (including the ability to control costs), risk management innovation and customer services. Principal cost factors include the cost of funds, the cost of selling to or obtaining new end-user customers and vendors and the cost of managing portfolios. The Company's competitors include captive or related leasing companies (such as General Electric Capital Corporation and IBM Credit Corporation), independent leasing companies (such as Comdisco, Inc.), certain banks engaged in leasing, lease brokers and investment banking firms that arrange for the financing of leased equipment, and manufacturers and vendors which lease their own products to customers. In addition, the Company competes with all banking and other financial institutions, manufacturers, vendors and others who extend or arrange credit for the acquisition of equipment, and in a sense, with end-users' available cash resources to purchase equipment that the Company may otherwise finance. Many of the competitors of the Company are large companies that have substantial capital, technological and marketing resources; some of these competitors are significantly larger than the Company and have access to debt at a lower cost than the Company. In addition, as a result of certain transactions related to the Merger, the Company may not have, in the immediate future, access to sufficient U.S. federal tax capacity to pursue efficiently U.S. tax based lease financing.


Certain Other Risks

     The Company is subject to certain other risks including the risk that its allowance for credit losses may not prove adequate to cover ultimate losses and that its estimated residual values will not be realized at the end of the lease terms. There can be no assurance that such allowance will prove adequate to cover losses in connection with the Company's investment in finance receivables, capital leases and operating leases or that such residual values (which have historically been a significant element of the net income of the Company) will be realized.

RECENT PRONOUNCEMENTS

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. It allows companies to choose either 1) a fair value method of valuing stock-based compensation plans which will affect reported net income, or 2) to continue to follow the existing accounting rules for stock option accounting but disclose what the impacts would have been had the fair value method been adopted. The Company adopted the disclosure alternative which requires annual disclosure of the pro forma net income and earnings per share amounts assuming the fair value method was adopted on January 1, 1995. As a result, the adoption of this standard did not have any impact on the Company's consolidated financial statements (see Note 13 to the Consolidated Financial Statements).

     In June 1996, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practical. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer. This statement was effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and application is prospective. In December 1996,
SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" was issued. Management does not expect the adoption of either standard to have a material impact on the Company's consolidated financial statements.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129, which is applicable to all entities, requires disclosure of information about the liquidation preference of preferred stock, redeemable stock and certain other disclosures. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997, which for the Company will be 1998. Management does not believe that the adoption of SFAS No. 129 will have any impact on the consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

At December 31,                                          1996           1995
(Dollars in Thousands)
------------------------------------------------------------------------------

ASSETS:

Cash and cash equivalents                          $       -   $     3,961
Net investment in finance
 receivables                                        2,135,250    1,800,636
Net investment in capital leases                    3,648,731    6,187,131
Net investment in operating leases, net of
 accumulated depreciation of $777,905 in
 1996 and $642,728 in 1995                          1,403,470    1,117,636
Deferred charges and other assets                     788,935      431,895
Deferred Income taxes                                 116,126            -
-------------------------------------------------------------------------------
Total Assets                                        8,092,512    9,541,259
-------------------------------------------------------------------------------
LIABILITIES, PREFERRED SECURITIES AND SHAREOWNERS' EQUITY:
LIABILITIES:
Short-term notes, less unamortized discounts
 of $3,112 in 1996 and $9,698 in 1995               1,867,247    2,212,351
Deferred income taxes                                       -      555,296
Payables to affiliates and Former Affiliates          139,706      360,429
Income taxes and other payables                       580,575      581,000
Medium and long-term debt                           4,597,677    4,716,058
Commitments and contingencies
-------------------------------------------------------------------------------
Total Liabilities                                   7,185,205    8,425,134
------------------------------------------------------------------------------
PREFERRED SECURITIES:
Company-obligated preferred
  securities of subsidiary                            200,000            -
-------------------------------------------------------------------------------
SHAREOWNERS' EQUITY:
Common stock, one cent par value:
  Authorized 150,000,000 shares in 1996
  and 100,000,000 shares in 1995, issued
  and outstanding, 90,198,571 shares in 1996 and
  46,968,810 in 1995                                      902          470
Additional paid-in capital                            633,676      783,244
Recourse loans to senior executives                   (15,697)     (20,512)
Foreign currency translation adjustments               (3,502)      (2,173)
Retained earnings                                      91,928      355,096
-------------------------------------------------------------------------------
Total Shareowners' Equity                             707,307    1,116,125
-------------------------------------------------------------------------------
Total Liabilities, Preferred Securities and
Shareowners' Equity                                $8,092,512   $9,541,259
-------------------------------------------------------------------------------




     The accompanying notes are an integral part of these Consolidated Financial Statements.

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


---------------------------------------------------------------------------

For the Years Ended December 31,          1996         1995*         1994*
(Dollars in Thousands)
---------------------------------------------------------------------------
REVENUES:
 Finance revenue                      $  204,204   $  174,523   $  120,800
 Capital lease revenue                   598,203      586,141      477,875
 Rental revenue on operating leases      697,020      560,964      475,375
 Revenue from securitizations and
  loan sales                             164,899       16,374       16,311
 Equipment sales                          90,631       48,724      126,567
 Other revenue, net                      197,233      190,309      167,151

---------------------------------------------------------------------------

Total Revenues                         1,952,190    1,577,035    1,384,079

---------------------------------------------------------------------------

EXPENSES:
 Interest                                458,039      411,040      271,812
 Operating and administrative            564,489      473,663      427,187
 Depreciation on operating leases        455,595      354,509      313,583
 Cost of equipment sales                  78,538       43,370      116,995
 Provision for credit losses             113,605       86,214       80,888

---------------------------------------------------------------------------

Total Expenses                         1,670,266    1,368,796    1,210,465

---------------------------------------------------------------------------

Distributions on Company-obligated
 preferred securities of subsidiary        3,322            -            -

---------------------------------------------------------------------------
Income before income taxes               278,602      208,239      173,614
Provision for income taxes               110,063       80,684       73,278

---------------------------------------------------------------------------

NET INCOME                            $  168,539   $  127,555   $  100,336

---------------------------------------------------------------------------



     *  Certain   amounts  have  been   reclassified  to  conform  to  the  1996
presentation.

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY


----------------------------------------------------------------------------------------
For the Years Ended December 31,                     1996          1995           1994
(Dollars in Thousands)
----------------------------------------------------------------------------------------

Common stock
  Balance at beginning of year                 $       470    $       470    $       469
  Repurchase and retirement of shares
    in connection with the Merger                     (471)             -              -
  Stock issuances:
    New shares issued as a result of
     the Merger                                        902              -              -
    Pension and benefit plans                            1              -              1
----------------------------------------------------------------------------------------
  Balance at end of year                               902            470            470
----------------------------------------------------------------------------------------
Additional paid-in capital
  Balance at beginning of year                     783,244        782,785        780,591
  Repurchase and retirement of shares
   in connection with the Merger                (1,660,174)             -              -
  Stock issuances:
   New shares issued as a result
     of the Merger                                 821,583              -              -
   Pension and benefit plans                         1,695            459          2,194
  Tax impacts of the Merger:
   Capital contribution from Former
    Affiliates for lost tax depreciation           279,876              -              -
   Reduction of deferred tax liabilities
    as a result of Section 338(h)10 election       232,929              -              -
   Establishment of goodwill-deferred tax
    asset as a result of Section
    338(h)10 election                              161,999              -              -
   Establishment of current tax receivable
    relating to tax benefit generated by
    Hercules buyout of employee stock options       16,011              -              -
  Other                                             (3,487)             -              -
----------------------------------------------------------------------------------------
  Balance at end of year                           633,676        783,244        782,785
----------------------------------------------------------------------------------------
Recourse loans to senior executives
  Balance at beginning of year                     (20,512)       (19,651)       (17,788)
  Loans made                                        (1,381)        (2,613)        (2,760)
  Loans repaid                                       6,196          1,752            897
----------------------------------------------------------------------------------------
  Balance at end of year                           (15,697)       (20,512)       (19,651)
----------------------------------------------------------------------------------------
Foreign currency translation adjustments
  Balance at beginning of year                      (2,173)        (2,158)        (2,603)
  Unrealized translation (loss) gain                (1,329)           (15)           445
----------------------------------------------------------------------------------------
Balance at end of year                              (3,502)        (2,173)        (2,158)
----------------------------------------------------------------------------------------
Retained earnings
  Balance at beginning of year                     355,096        246,772        163,774
  Repurchase and retirement of shares
   in connection with the Merger                  (416,217)             -              -
  Net income                                       168,539        127,555        100,336
  Cash dividends paid                              (15,490)       (19,231)       (17,338)
----------------------------------------------------------------------------------------
Balance at end of year                              91,928        355,096        246,772
----------------------------------------------------------------------------------------
Total Shareowners' Equity                      $   707,307     $1,116,125     $1,008,218
----------------------------------------------------------------------------------------


The accompanying notes are an integral part of these Consolidated Financial Statements.

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


---------------------------------------------------------------------------------
For the Years Ended December 31,           1996        1995*          1994*
(Dollars in Thousands)
---------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                             $   168,539    $   127,555    $   100,336
Noncash items included in income:
   Depreciation and amortization           450,430        412,044        353,954
   Deferred taxes                         (269,972)        (2,772)       106,384
   Provision for credit losses             113,605         86,214         80,888
   Revenue from securitizations
    and loan sales                        (164,899)       (16,374)       (16,311)
(Increase) decrease in deferred
   charges and other assets                (11,274)        26,596       (130,927)
(Decrease) increase in income taxes
   and other payables                      (35,131)        50,362          3,068
Decrease in payables to
   Former Affiliates                       (18,481)        (3,509)       (10,257)
---------------------------------------------------------------------------------
Net Cash Provided by
 Operating Activities                      232,817        680,116        487,135
---------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash
   acquired                               (148,109)      (294,472)      (234,375)
Purchase of finance asset portfolios        (7,339)       (19,769)      (217,939)
Financings and lease equipment
   purchases                            (6,051,483)    (5,467,773)    (5,031,041)
Principal collections from
   customers, net of amounts
   included in income                    4,057,766      3,855,592      3,553,620
Cash proceeds from securitizations
   and loan sales                        3,390,396        291,476        306,406
Increase in payables to affiliates          25,451              -              -
---------------------------------------------------------------------------------
Net Cash Provided (Used) for
 Investing Activities                  $ 1,266,682    $(1,634,946)   $(1,623,329)
---------------------------------------------------------------------------------


                            (Continued on next page)

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

-----------------------------------------------------------------------------------
For the Years Ended December 31,             1996          1995*           1994*
(Dollars in Thousands)
-----------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
(Decrease) increase in short-term
  notes, net                            $  (345,104)   $  (207,045)   $   523,370
Additions to medium and
  long-term debt                          2,011,705      2,905,920      2,142,993
Repayments of medium and
  long-term debt                         (2,135,693)    (1,828,426)    (1,448,470)
(Decrease) increase in payables to
  affiliates and Former Affiliates         (247,400)        53,109         (9,897)
Issuance of Company-obligated
  preferred securities                      200,000              -              -
Proceeds from interim bridge-loan to
  fund merger                             1,255,286              -              -
Repayment of interim bridge-loan to
  fund merger                            (1,255,286)             -              -
Repurchase of Company common stock       (2,076,863)             -              -
Capital contributions from affiliates
  and Former Affiliates                   1,101,459              -              -
Other merger related items                    3,926              -              -
Dividends paid                              (15,490)       (19,231)       (17,338)
-----------------------------------------------------------------------------------
Net Cash (Used) Provided by Financing
  Activities                             (1,503,460)       904,327      1,190,658
-----------------------------------------------------------------------------------
Net (Decrease) Increase in Cash
  and Cash Equivalents                       (3,961)       (50,503)        54,464
Cash and Cash Equivalents at
  Beginning of Period                         3,961         54,464              -
-----------------------------------------------------------------------------------
Cash and Cash Equivalents at
  End of Period                         $         -    $     3,961    $    54,464
-----------------------------------------------------------------------------------


     Interest paid, including discount on commercial paper, was $443.4 million, $365.5 million and $254.0 million during 1996, 1995 and 1994, respectively.

     Net income taxes paid were $373.5 million, $27.8 million and $55.7 million during 1996, 1995 and 1994, respectively.

Noncash Investing and Financing Activities:

     In conjunction with the Merger, additional paid-in capital increased due to the elimination of deferred tax liabilities of $232.9 million as a result of the
Section 338(h)(10) election under the Internal Revenue Code, as amended, and similar elections in certain state and local jurisdictions and the establishment of a deferred tax asset of $162.0 million associated with the step-up in basis to fair value for tax purposes which was not done for book purposes ("push-down accounting") due to the Company's significant level of public debt outstanding. See Notes 1 and 12. Also, certain management members of the Company exchanged their existing shares of Company common stock for new shares totaling $29 million. See Note 1.

     In 1996, 1995 and 1994, the Company entered into capital lease obligations of $35.6 million, $105.2 million and $41.4 million, respectively, for equipment that was subleased. In 1996 and 1995, the Company assumed debt in conjunction with acquisitions of $3.4 million and $473.0 million, respectively.

     * Certain amounts have been reclassified to conform to the 1996 presentation.

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

1. THE COMPANY AND BACKGROUND

Description of the Company

     AT&T Capital Corporation ("AT&T Capital" or the "Company") is a full-service, diversified equipment leasing and finance company that operates predominantly in the United States; however, it also has operations in Europe, Canada, the Asia/Pacific Region, Mexico and South America. The Company operates primarily in one business segment - equipment leasing and financing. This segment represents more than 90% of consolidated revenues, net income and total assets. The Company leases and finances equipment manufactured and distributed by AT&T Corp. ("AT&T"), Lucent Technologies Inc. ("Lucent") and NCR Corporation ("NCR") (herein, "AT&T/Lucent/NCR" or the "Former Affiliates") and numerous other companies. The Company also provides inventory financing for equipment dealers and distributors, Small Business Administration ("SBA") lending, and equipment management and remarketing services. In addition, the Company offers its customers high-technology equipment rental and certain other equipment administration services.

     At December 31, 1996, AT&T Capital's portfolio assets were comprised of general equipment (consists of general office, manufacturing and medical equipment) aggregating 27%, transportation equipment of 23%, information technology equipment of 22%, telecommunications equipment totaling 18%, and real estate of 10%.

     AT&T Capital's portfolio assets are diversified among a large customer base, as well as numerous industries and geographic regions. The Company's customers are diversified across many industries including manufacturing, services, communications and retail, as well as many small and mid-size business customers and federal, state and local governments and their agencies. At December 31, 1996, on an owned basis, the Company's 98 largest customers (after AT&T and Lucent) accounted for approximately 24% of the Company's net portfolio assets, and no customer (with the exception of AT&T and Lucent) accounted for more than 1% of such net portfolio assets.

     Other than AT&T/Lucent/NCR, as of December 31, 1996, management is not aware of any significant concentration of business transacted with a particular customer, supplier or lender that could severely impact the Company's operations. Also, the Company does not have a concentration regarding the types of financing products or available sources of debt, labor or services, or licenses or other rights that could severely impact its operations.

Sale of the Company and Related Transactions

     On September 20, 1995, AT&T announced a plan to pursue the public or private sale of its remaining 86% interest in AT&T Capital. On such date, AT&T also announced a plan to separate (the "Separation") into three publicly-held stand-alone global businesses (AT&T, Lucent and NCR). In connection with the Separation, AT&T sold approximately 17.6% of its equity interest in Lucent in an initial public offering on April 10, 1996 and spun-off its entire remaining equity interest in Lucent to AT&T shareowners on September 30, 1996. On December 31, 1996 AT&T spun off its 100% interest in NCR to AT&T shareowners.

        On June 5, 1996, AT&T Capital entered into an Agreement and Plan of Merger ("the Merger Agreement") with AT&T, Hercules and Antigua Acquisition Corporation ("Antigua"). Hercules is an indirect wholly-owned subsidiary of GRS Holding Company, Ltd., which owns a U.K. rail leasing business.

     On September 30, 1996 the Company, pursuant to a Gross Profit Tax Deferral Interest Free Loan Agreement (the "GPTD Agreement") between the Company and AT&T, made a payment of $247.4 million to AT&T for full repayment of such loans. See Note 12 for additional discussion of GPTD and other tax implications of the Merger.

      On October 1, 1996, the Company completed a merger (the "Merger") pursuant to which Antigua, a wholly-owned subsidiary of Hercules, was merged with and into the Company. As a result of the Merger, AT&T Capital's shareowners received $45 in cash for each outstanding share of the Company's common stock, and Hercules and certain management team members (the "Management Investors") became the sole owners of the Company's common stock. The aggregate purchase price for the then outstanding shares of the Company's outstanding common stock and the aggregate amount necessary to cash-out the Company's stock options in accordance with the Merger Agreement (the "Merger Consideration") was approximately $2.2 billion. The Merger Consideration was comprised of (i) a loan from Goldman Sachs Credit Partners L.P. in the amount of approximately $1.3 billion, which was to mature on October 30, 1996 and was repaid by the Company from a portion of the proceeds of a $3.1 billion offering of equipment receivable-backed securities by affiliates of the Company on October 15, 1996 (see Note 6) and (ii) equity contributions (collectively, the "Equity Contributions") represented by (a) capital contributions of $871 million from Hercules, (b) exchange by the Management Investors of approximately $29 million and (c) the settlement of approximately $5 million of recourse loans to senior executives. Also, in connection with the Merger, the Company, through a consolidated subsidiary, issued to the public $200 million of company-obligated preferred securities (see
Note 9) and the proceeds of which were used to pay down short term debt.

        In connection with the Merger, the Company incurred a $47.6 million expense relating to the accelerated payout of the Company's Share Performance Incentive Plan ("SPIP") and other payments to certain officers of the Company (see Note 13), an $11.0 million expense relating to the Company's Merger related and other transaction costs offset by a $6.2 million credit related to the reversal of tax reserves no longer needed as a result of the AT&T tax indemnity payment described further in Note 12.

    On October 15, 1996 the Company securitized $3.1 billion of lease and loan receivables. As previously noted a portion of the Securitization proceeds were used to finance the Merger transaction. In connection with the Securitization the Company recorded an after-tax gain of approximately $79 million. See Note 6 for a further discussion of securitizations.

     On October 25, 1996 the Company, through a subsidiary, issued to the public eight million shares of company-obligated preferred securities for $25 per share. Holders of the securities will be entitled to receive cash distributions at an annual rate of 9.06%, which is guaranteed by the Company. See Note 9 for further discussion of the preferred offering.

Relationship of the Company with the Former Affiliates

        In the second quarter of 1996, the Company executed an Operating Agreement (pursuant to which, among other things, the Company serves as preferred provider of financing services and has certain related and other rights and privileges in connection with the financing of equipment to the customers of AT&T/Lucent/NCR) with each of Lucent and NCR, and entered into letter agreements with Lucent and NCR regarding the applicability to Lucent and NCR of specified provisions of a License Agreement (the "License Agreement") and the Intercompany Agreement (Note 14) between the Company and AT&T (see Note 12). None of the Former Affiliates is required to renew the term of its Operating Agreement beyond the expiration of the current term on August 4, 2000.

        Although the Company will seek to maintain and improve its existing relationships with Lucent, NCR and AT&T and seek to extend each of the Operating Agreements beyond August 4, 2000, no assurance can be given that the Operating Agreements, License Agreements or Intercompany Agreements, will be extended beyond such date or, if extended, that the terms and conditions thereof will not be modified in a manner adverse to the Company. Failure to renew NCR's and Lucent's Operating Agreements on terms not adverse to the Company could have a material adverse effect on the Company (see the Risk Factors included in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations).

        Pursuant to the License Agreement, AT&T has licensed to the Company and certain of its subsidiaries certain trade names and service marks, including but not limited to the AT&T Capital Corporation, AT&T Credit Corporation, AT&T Systems Leasing and AT&T Automotive Services names. The License Agreement provides that AT&T may require (as a result of their disposition of the Company and upon one year's notice and generally at AT&T's expense) the Company to discontinue the use of the "AT&T" name as part of its corporate name. The Company's subsidiaries may, notwithstanding such event, continue to use the other AT&T licensed names (including NCR) and service marks pursuant to the License Agreement (e.g., as part of such subsidiaries' corporate names and for marketing purposes), subject to extensive restrictions on the use thereof in connection with the issuance of securities and incurrence of indebtedness. As of the date of these financial statements, AT&T has not made such request.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Significant areas in which estimates are used include residual values, income taxes, securitization reserves, allowance for credit losses and contingencies.

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

        Upon the sale or securitization of substantially all of the receivables associated with a capital lease, the associated residual value is frozen at its then current book value. Such residual value ceases to accrete to its estimated value at the end of the lease term.

Allowance for Credit Losses

     In connection with the financing of leases and other receivables, the Company records an allowance for credit losses to provide for estimated losses in the portfolio. The allowance for credit losses is estimated by management considering delinquencies and problem assets, an assessment of overall risks and evaluation of probable losses in the portfolio given its diversification, and a review of historical loss experience. Although currently deemed adequate by management, it is reasonably possible that a change in the estimate could occur in the near term as a result of changes in the above mentioned factors. The Company's reserve policy is based on an analysis of the aging of the Company's portfolio, a review of all non- accrual receivables and leases, and prior collection experience. An account is charged off when analysis indicates that the account is uncollectible. Additionally, Company policy generally requires the "at risk" portion (the amount of the receivable not covered by estimated equipment or other collateral value) of accounts 180 days past due to be reserved for or charged off.

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

     Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets on the date of acquisition, and is amortized as a charge against income on a straight-line basis generally over three to twenty year periods. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value. The accompanying consolidated balance sheet caption Deferred Charges and Other Assets includes $104.6 million and $114.7 million of goodwill at December 31, 1996 and 1995, respectively. The accompanying consolidated statements of income caption Operating and Administrative Expenses includes $12.6 million, $13.2 million and $10.7 million of goodwill for the years ended December 31, 1996, 1995 and 1994, respectively. See Note 3, "Acquisitions" for discussion of the Company's recent acquisition activities.

Securitization Recourse Reserves

        The Company securitized certain portfolio assets as part of its funding strategy. The securitization agreements provide for limited recourse to the Company for certain uncollectible amounts. The Company recorded the present value of such recourse obligations using a discount rate of 6.5%. These recourse obligations would have been approximately $3.9 million higher had the Company not discounted these recourse obligations.

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

     For interest rate swaps, the Company records the net interest to be received or paid as an adjustment to interest expense. In the event of an early termination of a swap contract, the gain or loss on swap accounted for as a hedge is amortized over the remaining life of the related transaction. The Company does not enter into speculative swaps; however, if the underlying transaction associated with a swap accounted for as a hedge is terminated early, the swap is then considered speculative. The gain or loss on a speculative swap is recognized immediately.

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

Impairment of Long-Lived Assets

     Effective October 1, 1995, the Company adopted SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment has occurred when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. If an impairment occurred, the measurement of the impairment is based on the fair value of the asset. Since adoption, no impairment losses have been recognized.

3. ACQUISITIONS

        In the third quarter of 1996, the Company acquired the operating assets and lease portfolio of Municipal Leasing Corporation. This Canadian operation has been financing office equipment and automobiles for the past 15 years and had approximately $160 million in assets at the time of the acquisition.

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

4. NET INVESTMENT IN FINANCE RECEIVABLES AND CAPITAL LEASES

Finance receivables and capital leases consisted of the following:



                                       Finance
                                      Receivables                  Capital Leases
                              -------------------------     ---------------------------
At December 31,                    1996         1995             1996              1995
---------------------------------------------------------------------------------------
Receivables                   $ 2,294,054    $ 1,959,004    $ 4,056,152     $ 6,846,834
Estimated unguaranteed
  residual values                       -              -        380,325         734,140
Unearned income                  (105,289)      (104,170)      (680,670      (1,230,418)
Allowance for credit losses       (53,515)       (54,198)      (107,076)       (163,425)
---------------------------------------------------------------------------------------
Net investment                $ 2,135,250    $ 1,800,636    $ 3,648,731     $ 6,187,131
---------------------------------------------------------------------------------------


     For a discussion regarding the Company's securitization activities, see Notes 1 and 6.

     The schedule of maturities at December 31, 1996 for the finance receivables and capital leases is as follows:


                                                    Finance       Capital
                                                  Receivables      Leases
---------------------------------------------------------------------------
1997                                              $  611,030     $1,658,499
1998                                                 313,448      1,096,906
1999                                                 217,864        664,340
2000                                                 207,054        329,225
2001                                                 220,470        144,106
2002 and thereafter                                  724,188        163,076
---------------------------------------------------------------------------
Total                                             $2,294,054     $4,056,152
---------------------------------------------------------------------------


     Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", and No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These standards require that impaired loans be measured based on the present value of expected cash flows, discounted at the loan's effective interest rate or, the loan's observable market price or, the fair value of the collateral if the loan is collateral dependent, as well as requiring certain related disclosures. The adoption of these statements did not have a material effect on the Company's consolidated financial statements. The amount of impaired loans at December 31, 1996 and 1995 was not material.

5. NET INVESTMENT IN OPERATING LEASES

     The following is a summary of equipment under operating leases at December 31, 1996 and 1995, including equipment on lease to Former Affiliates (see Notes 1 and 14):


At December 31,                                        1996             1995
--------------------------------------------------------------------------------
Original equipment cost:
Information technology                            $   673,298       $   628,857
Telecommunications                                    557,567           378,426
Transportation                                        550,242           456,575
General equipment and other                           354,658           254,984
--------------------------------------------------------------------------------
                                                    2,135,765         1,718,842
Less:  Accumulated depreciation                      (777,905)         (642,728)
Rental receivables, net                                45,610            41,522
--------------------------------------------------------------------------------
Net investment in operating leases                $ 1,403,470       $ 1,117,636
--------------------------------------------------------------------------------


     Minimum future rentals to be received on noncancelable operating leases as of December 31, 1996, are as follows:


1997                                                                 $  565,921
1998                                                                    335,728
1999                                                                    180,844
2000                                                                     66,367
2001                                                                     22,296
2002 and thereafter                                                       3,330
-------------------------------------------------------------------------------
Total minimum future rentals                                         $1,174,486

--------------------------------------------------------------------------------



6.  SECURITIZATIONS AND LOAN SALES

        In 1996, the Company securitized approximately $3.4 billion of lease and loan receivables and recorded a $149.3 million pre-tax gain. Total proceeds from the 1996 securitizations was approximately $3.1 billion. The 1996 activity includes the Securitization of $3.1 billion of lease and loan receivables (which includes $0.3 billion of receivables previously sold and repurchased by the Company). A portion of the Securitization proceeds were used to finance the Merger transaction (see Note 1). For the years ended December 31, 1995 and 1994, the Company securitized portions of its capital lease portfolio amounting to $74.8 million and $259.1 million, with proceeds received of $86.8 million and $287.6 million, respectively. The Company recorded pre-tax gains on securitizations of $5.9 million and $14.8 million for 1995 and 1994, respectively.

        Included in other assets at December 31, 1996 and 1995, is approximately $195.9 million and $61.5 million of retained interests in the securitized receivables. These retained interests act as a credit enhancement for the purchasers and are repaid to the Company over the life of the securitized receivables. The securitization agreements provide for limited recourse to the Company for any uncollectible amounts. The Company's maximum exposure under these recourse provisions, in the unlikely event that all such receivables became uncollectible, amounted to $104.9 million at December 31, 1996 and $254.8 million at December 31, 1995. A portion of the gains have been deferred to record an estimate of the losses under recourse provisions for the lease receivables securitized (see Note 2). Under the agreements, the Company services these accounts for a fee on behalf of the purchasers.

     At December 31, 1996 and 1995, $2,984.7 million and $559.0 million, respectively, of receivables previously securitized remained outstanding.

     On a periodic basis, the Company sells the guaranteed portion of SBA loans in the secondary market. The gain on these sales is 1) decreased by an adjustment to reduce the carrying value of the retained unguaranteed portion of the loan to its fair value and 2) adjusted for any excess servicing fees to be received. For the years ended December 31, 1996, 1995 and 1994 the Company sold approximately $170.2 million, $146.7 million and $15.7 million, with proceeds received of $184.9 million, $157.2 million, and $19.6 million, respectively. The Company recorded pre-tax gains on SBA loan sales of $15.6 million, $10.5 million and $1.5 million for 1996, 1995 and 1994, respectively.

7. OTHER REVENUE

Other revenue consisted of the following:


For the Years Ended December 31,                1996      1995*      1994*
---------------------------------------------------------------------------
Net gain on sale of leased and off-lease
   equipment                                 $ 86,639   $ 86,987  $ 76,453
Portfolio servicing fees                       20,303     23,584    27,203
Other fee related revenue                      51,449     44,105    38,871
Other portfolio related revenue                38,842     35,633    24,624
---------------------------------------------------------------------------
Total other revenue                          $197,233   $190,309  $167,151
---------------------------------------------------------------------------



*  Certain amounts have been reclassified to conform to the 1996 presentation.

8. DEBT

Commercial Paper

     Commercial paper is generally issued at a discount with the majority maturing within 90 days. As of December 31, 1996 the maturities of commercial paper ranged up to 45 days. As of December 31, 1995 the maturities of commercial paper ranged up to four months. Interest rates ranged from 5.60% to 7.20% and 5.48% to 5.83% at December 31, 1996 and 1995, respectively. The discount amortized on commercial paper, which reflects the cost of such debt, amounted to $100.3 million, $94.0 million and $69.3 million in 1996, 1995 and 1994, respectively.

     In September 1996, the Company renegotiated its back-up credit facility of $1.8 billion. This facility, negotiated with a consortium of 24 lending institutions, supports the commercial paper issued by the Company. At December 31, 1996 this facility was unused. Under the most restrictive provision of the Company's back-up facility, the Company is required to maintain a minimum consolidated tangible net worth (based on a formula that includes a portion of current net income) of $546.9 million at December 31, 1996. The Company is in compliance with this and all other covenants of the agreement. To meet local funding requirements, the Company's foreign operations have available lines of credit of approximately $362.9 million, of which approximately $26.2 million was available at December 31, 1996. These facilities are generally renewed annually. Facility fees paid for the revolving and foreign credit arrangements were not material in 1996 or 1995.

Data with respect to short-term notes (principally commercial paper) are as follows:


                                             1996        1995       1994
---------------------------------------------------------------------------
End of year balance, net                $1,867,247   $2,212,351  $2,176,877
Weighted average interest rate at
  December 31,                              6.1%         5.9%        5.8%
Highest month-end balance               $3,021,459   $2,212,351  $2,176,877
Average month-end balance (a)           $2,154,614   $1,921,298  $1,741,872
Weighted average interest rate (b)          5.7%         5.3%        4.3%
---------------------------------------------------------------------------


(a) The average month-end balance was computed by dividing the total of the outstanding month-end balances by the number of months.

(b) The weighted average interest rate during the year is calculated by dividing the interest charged for the year by the average month-end balance.

Medium and Long-term Debt

     Medium and long-term debt outstanding at December 31, 1996 and 1995, consisted of the following:


                                       Maturities      1996        1995
---------------------------------------------------------------------------
4.44% - 5.99% Medium-term notes       1996 - 2001  $1,331,900  $  716,900
6.00% - 6.99% Medium-term notes       1996 - 2000   1,621,525   1,466,025
7.00% - 8.08% Medium-term notes       1996 - 2005     621,625   1,043,825
Floating rate Medium-term notes
  Interest periodically reprices
  based on various indices. As of
  December 31, 1996 and 1995, the
  average interest rate ranged
  from 5.47%-5.65% and 4.93%-5.74%,
  respectively.                       1996 - 1997     682,000   1,129,500
Other long-term debt                  1996 - 2002     340,627     359,808
---------------------------------------------------------------------------

Total medium and long-term debt                     4,597,677  $4,716,058
---------------------------------------------------------------------------


     The Company's medium and long-term debt matures as follows:

1997                                                           $2,418,753
1998                                                            1,326,375
1999                                                              611,346
2000                                                               88,599
2001                                                               34,773
2002 and thereafter                                               117,831
-------------------------------------------------------------------------
Total                                                          $4,597,677

-------------------------------------------------------------------------


     To reduce exposure to interest rate movements, the Company enters into interest rate swap agreements (see Note 15). The weighted average interest rate on average total debt outstanding, including the effect of these swaps, was 6.38% and 6.60% for the years ended December 31, 1996 and 1995, respectively.

     During the fourth quarter of 1996, the Company filed with the Securities and Exchange Commission (the "SEC") a debt registration statement in the amount of $4.0 billion. The SEC declared this registration statement effective on January 3, 1997. As of February 28, 1997, the Company had issued $1.2 billion of debt under this registration statement.

     In connection with transactions preceding the initial public offering of the Company's stock in 1993, AT&T issued a guarantee on all of the Company's debt outstanding at that date. As of December 31, 1996 and 1995, $189,675 and $319,200 of medium and long-term debt was guaranteed by AT&T, respectively.

9.  COMPANY-OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY

     In the fourth quarter of 1996, Capita Preferred Trust (the "Trust") issued $200 million of Trust Originated Preferred Securities (the "Preferred Securities") to the public (the "Offering"). The Trust invested the proceeds received from the Offering and its issuance of common securities to the Company in exchange for Partnership Preferred Securities of its affiliate, Capita Preferred Funding L.P. (the "Partnership"). The Trust and the Partnership are consolidated subsidiaries of the Company. The Partnership, in turn, used proceeds from the issuance of the Partnership Preferred Securities and a Company capital contribution to invest primarily in 20-year debentures of the Company and two wholly-owned subsidiaries (the "Debentures"). Payments in respect to the Debentures issued by the Company's subsidiaries have been guaranteed, on a subordinated basis, by the Company.

     Holders of the 8,000,000 shares of Preferred Securities will be entitled to receive quarterly cash distributions at an annual rate of 9.06% and a liquidation amount of $25 per share. Under the terms of the Offering, the Company issued an irrevocable guarantee, to the extent the Trust has funds available therefore, on the distributions, redemption and liquidation of the Preferred Securities. Distribution will be made on the Preferred Securities to the extent that the Trust has funds available, which is dependent on the payment of distributions on the Partnership Preferred Securities by the Partnership to its limited partner, the Trust. Distributions on the Partnership Preferred Securities will be declared and paid only as determined in the sole discretion of the Company in its capacity as the general partner of the Partnership. The Partnership's ability to pay such distributions to the Trust is dependent on the receipt of interest payments on the Debentures from the Company and its two subsidiaries.

        The table below shows summarized consolidated financial information of the Company's two subsidiaries, AT&T Capital Leasing Services, Inc. and AT&T Capital Services Corporation which have issued the Debentures. The summarized financial information includes transactions with the Company that are eliminated in consolidation.



AT&T Capital Leasing Services, Inc.
At or for the years ended December 31,         1996        1995         1994
                                               ----        ----         ----

Total revenues                           $  244,560   $  197,537     $158,973
Interest expense                             69,490       62,420       35,741
Operating and administrative expenses        86,121       85,621       77,607
Provision for credit losses                  51,862       39,996       33,942
Income before income taxes                   34,509        7,234        9,134
Net income                                   20,733        4,241     $  5,465

Total assets                                628,943    1,387,325
Total debt                                  507,180    1,061,640
Total liabilities                           597,203    1,214,257
Total shareowner's equity                $   31,742   $  173,068
--------------------------------------------------------------------------------


AT&T Capital Services Corporation
At or for the years ended December 31,         1996         1995         1994
                                               ----         ----         ----
Total revenues                           $  111,572   $   84,732      $70,134
Interest expense                              5,157        4,046        2,864
Operating and administrative expenses        46,423       36,108       33,420
Provision for credit losses                     650          107            -
Income before income taxes                   10,260        7,724        1,837
Net income                                    6,098        4,385      $   954

Total assets                                161,232      116,952
Total debt                                  116,545       72,635
Total liabilities                           145,565       99,031
Total shareowner's equity                $   15,667   $   17,921


     The significant decrease in AT&T Capital Leasing Services, Inc. total assets is due to significant securitization activity. See Note 6 for further discussion of securitizations.

10. DIVIDENDS

     On February 29, 1996, shareowners of record as of February 9, 1996, were paid a fourth quarter 1995 dividend of $ .11 per share. During 1996, the Company's Board of Directors declared dividends each of $.11 per share to shareowners of record as of May 10, 1996 and August 9, 1996 payable on May 31, 1996 and August 30, 1996, respectively. As a result of the Merger, the Company anticipates that it will no longer pay dividends in the short-term.

11. FAIR VALUE DISCLOSURES

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

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 1996 and 1995:

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

Gross Profit Tax Deferral Payable to AT&T

     The fair value of the gross profit tax deferral was estimated by discounting the expected future cash flows using the Company's current cost of debt. Based on the announcement that AT&T intended to sell its interest in the Company, this amount for 1995 had been calculated based on the assumption that the amount would have been repaid by December 31, 1996. On September 30, 1996 the Company repaid the then outstanding balance of $247.4 million to AT&T for full repayment of such loans (see Note 1).

Medium and Long-term Debt

     Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Interest Rate and Currency Swap Agreements

     The fair value of interest rate and currency swaps is estimated by discounting the expected future cash flows using an estimated rate at which the Company could terminate the swaps in the market today.

Foreign Exchange Contracts

     The fair value of foreign exchange contracts is estimated based on current market quotes obtained from dealers for foreign exchange contracts with the same remaining terms.

Credit Facilities

     The fair values of the credit facilities are based on fees currently paid for similar arrangements.

     The following table summarizes the carrying and fair values of on-balance sheet instruments (as determined using the methods described above):


                                   December 31, 1996         December 31, 1995
---------------------------------------------------------------------------------
                                  Carrying      Fair        Carrying      Fair
                                   Amount       Value        Amount       Value

---------------------------------------------------------------------------------
Assets:
  Cash and cash equivalents     $        -   $        -  $     3,961   $    3,961
  Net investment in finance
    receivables (Note 4)         2,135,250    2,140,878    1,800,636    1,844,617
Liabilities:
  Short-term notes (Note 8)      1,867,247    1,867,247    2,212,351    2,212,403
  Gross profit tax deferral
    payable to AT&T (Note 12)            -            -      248,902      237,845
  Medium and long-term debt
    (Note 8)                    $4,597,677   $4,663,012   $4,716,058   $4,844,594
---------------------------------------------------------------------------------


     Matching maturities of its portfolio assets and debt is a key component of the financial strategy used by the Company to manage interest rate risk. Based on unaudited calculations performed by the Company, the increased fair value of the Company's debt (including the effects of interest rate and currency swaps, as shown below) has been offset by the increased fair value of the Company's portfolio assets at December 31, 1996 and December 31, 1995, respectively. The fair value of the Company's lease portfolio is not a required disclosure under SFAS No. 107, "Disclosure About Fair Value of Financial Instruments" and, therefore, only the fair value of the finance receivable portfolio has been disclosed.

     The following tables summarize the carrying and fair values of off-balance sheet financial instruments (as determined using methods described above):


---------------------------------------------------------------------------
                                          December 31, 1996
---------------------------------------------------------------------------
                                   Carrying  Amount       Fair Value
                                 Receivable  Payable    Receivable  Payable

---------------------------------------------------------------------------
Interest rate swap agreements    $    258  $ (2,662)    $14,247   $(26,318)
Currency swap agreements               69    (1,255)      3,407    (14,870)
Foreign currency forward
  exchange contracts             $  7,807  $(21,405)    $  (931)  $(25,654)
---------------------------------------------------------------------------


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

        The Company has unused revolving credit facilities totaling $1.8 billion and approximately $26.2 million of unused foreign credit facilities. The fair value of the credit facilities is based upon fees currently paid for similar arrangements which are not material (see Note 8).

12. INCOME TAXES

        As a result of the Merger, the Company is no longer included in the consolidated federal and state returns of AT&T and will file a stand-alone consolidated federal income tax return ("Tax Deconsolidation"). When the Company was included in AT&T's returns, the Company's income tax expense would not have differed materially from that reported had the Company filed tax returns on a stand-alone basis.

        In connection with the Merger, Hercules and AT&T made an election under
Section 338(h)(10) of the Internal Revenue Service Code (the "Section 338(h)(10) election") and similar elections under state and local laws. Under these elections the Merger was deemed to be an asset sale for tax purposes resulting in the elimination of substantially all deferred tax liabilities as of the Merger date. In addition, the Company stepped-up its assets and liabilities to their fair value for tax purposes, which was not done for book purposes ("push-down accounting") due to the Company's significant level of public debt outstanding. Such difference between books and taxes, generated a deferred tax asset, the "Merger-related tax goodwill".

        In connection with AT&T's sale of its 86% interest in the Company, AT&T agreed to pay the Company approximately $280 million for lost tax depreciation relating to the Section 338(h)(10) election. The Company offset such receivable from AT&T with amounts owed to AT&T for income taxes due as of the Merger date. The Company is also entitled to a tax deduction for the cash-out of the Company's stock options by Hercules. The tax benefit of such payment reduced the Company's current tax liability by approximately $16.0 million. At December 31, 1996 and 1995 the Company had a current tax receivable of $6.9 million and current taxes payable of $30.6 million, respectively.

        As part of the GPTD Agreement the Company has, in the past, received interest free loans to the extent of the tax deferrals generated by transactions between AT&T and the Company. On September 30, 1996 the Company, pursuant to the GPTD Agreement, made a payment of $247.4 million to AT&T for full repayment of such loans. The GPTD Agreement required the Company to repay such loans immediately prior to the Company no longer being a member of AT&T's consolidated group for federal income tax purposes. These interest free loans amounted to $248.9 million at December 31, 1995. The average balance outstanding for such loans was $248.9 million, $245.9 million and $213.2 million for the nine months ended September 30, 1996 and the years ending December 31, 1995 and 1994, respectively. Also on September 30, 1996, pursuant to the Merger Agreement, the Company made a $35.0 million payment to AT&T in exchange for AT&T assuming all tax liabilities associated with federal and combined state taxes for periods prior to the consummation of the Merger.

        In addition, following Tax Deconsolidation, it is possible that the Company could be subject to the federal alternative minimum tax. A Company's alternative minimum tax liability is computed by applying the alternative minimum tax rate, which is lower than the regular tax rate, to a measure of taxable income that is broader than that used in computing the regular tax. Payments of any alternative minimum tax incurred by the Company after a Tax Deconsolidation would be available in the future as credits against the Company's regular tax liability.

     The provision (benefit) for income taxes consisted of the following:


For the Years Ended December 31,         1996          1995         1994
---------------------------------------------------------------------------
Current:
  Federal                             $ 289,942      $59,252     $(13,494)
  State and local                        68,409       13,415      (23,150)
  Foreign                                21,384       10,789        3,538
-------------------------------------------------------------------------
Total current portion                   379,735       83,456      (33,106)
---------------------------------------------------------------------------
Deferred:
  Federal                              (221,720)      (5,460)      72,729
  State and local                       (49,878)         205       33,655
  Foreign                                 1,926        2,483            -
---------------------------------------------------------------------------
Total deferred portion                 (269,672)      (2,772)     106,384
---------------------------------------------------------------------------
Total provision for income taxes      $ 110,063      $80,684     $ 73,278
---------------------------------------------------------------------------


    The Company recorded tax credits of $20,762, $10,850 and $3,446 in 1996, 1995 and 1994, respectively.

     Deferred income tax assets (liabilities) consist of the following:


                                                     At December 31,
                                                   1996           1995*
------------------------------------------------------------------------
Gross deferred income tax liabilities:
  Lease related differences                      $    (999)   $(692,440)
  Securitization-related                           (54,519)          (2)
  Pensions                                          (1,176)           -
  Other                                             (5,347)     (51,618)
------------------------------------------------------------------------
Gross deferred income tax liabilities              (62,041)    (744,060)
------------------------------------------------------------------------
Gross deferred income tax assets:
 Merger-related tax goodwill                       159,604            -
 Allowance for credit losses                         5,644      124,186
 Pensions                                                -       11,718
 State and foreign net operating losses              7,205       17,926
 Deferred Foreign Tax Credit                        23,237        7,000
 Other                                               4,476       32,982
------------------------------------------------------------------------
Gross deferred income tax assets                   200,166      193,812
------------------------------------------------------------------------

Valuation allowance                                (21,999)      (5,048)
------------------------------------------------------------------------

Net deferred income tax assets (liabilities)    $  116,126    $(555,296)
------------------------------------------------------------------------


        *Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

        As a result of the step-up allowed under the Section 338(h)(10) election, substantially all the deferred tax liabilities arising from lease related differences were eliminated. In addition, the Merger-related tax goodwill created a deferred tax asset.

     A valuation allowance has been recorded to offset certain deferred tax assets due to the uncertainty of realizing the benefit of foreign tax credits and foreign net operating loss carryforwards.

        A valuation allowance has not been established for non-foreign deferred tax assets. Management believes that based upon its consistent history of profitable operations, coupled with its forecast of taxable income, which employs certain tax-planning strategies, it is probable that non-foreign deferred tax assets of approximately $135 million will be realized on future tax returns, primarily through the generation of future taxable income. The ultimate realization of the deferred tax assets will require aggregate taxable income of approximately $320 million to $350 million in future years.

        A reconciliation between the federal statutory tax rate and the Company's effective tax rate is shown below:


For the Years Ended December 31,                      1996    1995    1994
---------------------------------------------------------------------------
Federal statutory income tax rate                     35.0%   35.0%   35.0%
State and local income taxes, net of federal
  income tax effect                                    4.3     4.2     3.9
Tax exempt income                                     (1.4)   (1.6)   (1.7)
Goodwill                                               0.3     0.5     1.2
Foreign Taxes                                          1.0     1.0    (0.1)
Other                                                  0.3     0.4     3.9
---------------------------------------------------------------------------

Effective tax rate                                    39.5%   38.7%   42.2%
---------------------------------------------------------------------------

             The Company has no available AMT credit carryforwards at December 31, 1996 to reduce future federal income taxes payable.

     For the years ended December 31, 1996, 1995 and 1994, the consolidated income (loss) before income taxes and cumulative effect of accounting change by domestic and foreign source was $296,876 and $(18,274), $210,296 and $(2,057),
$177,662 and $(4,048), respectively.

13. PENSION AND BENEFIT PLANS

Pension

     Effective January 1, 1994, all employees of the Company and its domestic subsidiaries were covered by the AT&T Capital Corporation Retirement and Savings Plan ("RSP"), a qualified defined contribution plan.

     Under a defined contribution plan, the amount of future pension benefits is based solely on the amount contributed and the returns earned on those amounts. The RSP has a profit sharing component (including a cash or deferred arrangement) under Section 401(k) of the Internal Revenue Code and a money purchase component. The Company's annual contribution under the profit sharing component, which is discretionary above 5%, is expected to equal approximately 9% of employee pay (i.e., aggregate base salaries and annual incentives of participants in the RSP). In addition, under the money purchase component, the Company matches an amount equal to 66-2/3% of the first 6% of compensation that each employee contributes to the RSP under Section 401(k). RSP participants can select from a variety of funds within the RSP to invest their allotments. The Company recorded $14,954, $14,367 and $13,525 of pension expense in 1996, 1995 and 1994, respectively, related to the RSP. In addition, in 1996, 1995 and 1994 the Company recorded pension expense of $2,649, $2,431 and $1,366, respectively, in connection with RSP-related nonqualified defined contribution plans. The Company also sponsors various international plans which are available to certain employees of its international subsidiaries. The plans are similar to the RSP, in that they enable employees of the Company to contribute a percentage of their salary to provide for postretirement income. The Company recorded $1,736, $1,412 and $1,034 of pension expense in 1996, 1995 and 1994, respectively, related to the various international plans.

     At the date of the Merger, as a result of the change in control provisions in the RSP, all participants became fully vested.

        The Company sponsors three unfunded supplemental nonqualified defined benefit retirement plans that provide certain employees with additional benefits after retirement. Components of net periodic pension cost for the years ended December 31, were:


                                                          1996      1995
------------------------------------------------------------------------
Service cost - benefits earned                          $  595    $  456
Interest cost on projected benefit obligation              608       450
Amortization                                               490       365
Settlement loss*                                           455         -
------------------------------------------------------------------------
Net periodic pension cost after settlement loss         $2,148    $1,271
------------------------------------------------------------------------


*In 1996, lump sums were paid to certain participants upon separation of their service.

     The funded status of the plans at December 31 was:


                                                          1996      1995
------------------------------------------------------------------------
Accumulated benefit obligations:
   Vested benefit obligation                            $5,926    $1,495
   Non-vested benefit obligation                         1,104     5,471
         Total                                           7,030     6,966
   Additional benefits on estimated future salary level  1,306     1,434
Total projected benefit obligation                       8,336     8,400

Plan assets at fair value                                    -         -

Unfunded projected benefit obligation                    8,336     8,400

Unrecognized prior service cost                          4,413     4,845
Unrecognized net loss                                    1,413       945
Additional liability                                     4,773     4,458
Accrued pension liability recorded                      $7,283    $7,068
------------------------------------------------------------------------


     At December 31, 1996 and 1995, the projected benefit obligation was determined using assumed weighted average discount rates of 7.50% and 7.0% respectively, and assumed long-term rates of increase in future compensation levels of 4.5% or 5.5% in both years, depending on the plan.

Share Performance Incentive Plan

     Prior to the Merger, the Company's Share Performance Incentive Plan, as amended ("SPIP"), was designed to provide the opportunity for cash incentive awards to key employees at the end of five three-year performance periods. The first such period terminated on June 30, 1996, with each of the other performance periods ending on the annual anniversary of such date through and including June 30, 2000. These incentive awards were generally based on the performance of the Company's stock price and dividend yield relative to the interest rate on three-year treasury notes and the total return on the stock relative to a specified peer group of financial services companies over three year performance periods. The estimated compensation expense relating to the SPIP has been charged against income over the respective performance periods. As a result of the Merger, the SPIP provided an accelerated payout and additional amounts to certain key employees resulting in a pre-tax charge of $36.2 million for year ended December 31, 1996. The Company discontinued the SPIP effective October 1, 1996 (the Merger date).

Leveraged Stock Purchase Plan

     Prior to the Merger, under the Company's Leveraged Stock Purchase Plan ("LSPP"), 2,000,000 shares of common stock and options to purchase common stock were reserved for purchase or grant. The terms and provisions of the LSPP required certain senior management employees to purchase an aggregate of 851,716 shares of common stock in conjunction with the Company's initial public offering at the offering price of $21.50 per share ("offering price"). The eligible employees had the option of borrowing from the Company, on a recourse basis, 88.5% to 97.7% of the purchase price of the shares. The recourse loans would have matured on August 4, 2000, and had a stated interest rate of 6.0% compounded on an annual basis. The purchased shares were pledged as collateral for the recourse loans. Sale of these shares was restricted prior to August 4, 1996, and was contingent upon repayment of the loan and certain other requirements. The recourse loans were shown on the balance sheet as a reduction of equity.

     In addition, under the LSPP, the same senior management employees were granted premium priced stock options which provided participants with an opportunity to purchase up to 1,095,040 shares of Company stock at an exercise price equal to 125% of the offering price ($26.875 per share). The options were exercisable during the period from August 4, 1996, through August 4, 2003. No options were canceled during 1996. Options canceled during 1995 and 1994 were 102,852 and 54,895, respectively. Options exercised during 1996 prior to the Merger were 53,352. Pursuant to the terms of the LSPP, no further purchases of stock, Company loans or option grants were made under the LSPP subsequent to December 31, 1993.

1993 Long Term Incentive Plan

     Prior to the Merger, under the Company's 1993 Long Term Incentive Plan ("1993 LTIP") the Company granted various stock-based and other awards to employees of the Company. The number of shares available for grant or purchase under the 1993 LTIP were 3,500,000 (following approval by the Company's shareowners of an additional 1,500,000 shares on April 19, 1996). Similar to the LSPP, eligible employees purchasing stock under the 1993 LTIP had the option of borrowing from the Company, on a recourse basis, 88.5% to 97.7% of the purchase price of the shares. The recourse loans, which were due seven years from the loan date, had stated interest rates ranging from 6.0% to 7.92%, compounded on an annual basis. The purchased shares were pledged as collateral for the recourse loans. Sale of these shares was prohibited for a three-year period and was contingent upon repayment of the loan and certain other requirements. The recourse loans were shown on the balance sheet as a reduction of equity. Awards under the 1993 LTIP were made to executives and employees of the Company at the Company's discretion.

     The following table summarizes the option activity relating to the 1993 LTIP through the merger date:

Shares Under Option                             Number      Price Per Share
---------------------------------------------------------------------------
Options outstanding at December 31, 1993        686,303              $21.50
Changes in 1994:
   Options exercised                               (274)             $21.50
   Options canceled                             (85,367)      $21.50-$26.15
   Options granted                              502,707       $21.81-$30.63
---------------------------------------------------------------------------
Options outstanding at December 31, 1994      1,103,369       $21.50-$30.63
Changes in 1995:
   Options exercised                            (16,978)      $21.50-$26.15
   Options canceled                             (79,605)      $21.50-$26.15
   Options granted                              345,036       $21.50-$47.03
---------------------------------------------------------------------------
Options outstanding at December 31, 1995      1,351,822       $21.50-$47.03
Changes in 1996 prior to merger date:
   Options exercised                            (70,195)      $21.50-$26.15
   Options canceled                             (42,937)      $21.50-$38.63
   Options granted                                5,206       $38.25-$38.63
---------------------------------------------------------------------------
Options outstanding at October 1, 1996        1,243,896       $21.50-$47.03
   prior to Merger

---------------------------------------------------------------------------
Options exercisable at December 31, 1996              -                   -
Options exercisable at December 31, 1995         59,157       $21.50-$26.56
---------------------------------------------------------------------------

        Upon consummation of the October 1, 1996 Merger Agreement, all option holders received from Hercules $45 in cash for each option. As a result no compensation cost was incurred by the Company relating to the cashout of these options.

     As part of the same Merger Agreement, most of the senior management employees who were participants in the LSPP and 1993 LTIP, were given the opportunity to exchange all of the Company pre-Merger shares, purchased under the above mentioned plans, for an equal value of the Company's post-Merger shares, which was on the basis of 4.5 new shares for each of the Company's pre-Merger shares. Management employees who effected the exchange had their LSPP or 1993 LTIP recourse loans extended to the year 2006. The new recourse loans have a stated interest rate of 7.13%, compounded on an annual basis. The exchanged shares are pledged as collateral for the recourse loans. Sale of the underlying shares is restricted and is contingent upon repayment of the loan and certain other requirements. The recourse loans are shown on the balance sheet as a reduction of equity.

     In addition, the Company had awarded restricted stock under the 1993 LTIP to certain employees in consideration of services rendered. During 1996, 1995 and 1994, respectively, restricted stock awards of 7,796, 19,967, and 17,801 shares were made to employees under the LTIP.

     As of December 31, 1996, 1995 and 1994 respectively, -0-, 405,106 and 735,936 shares were available for issuance under the 1993 LTIP. The shares were not subject to stock appreciation right features.

Employee Stock Purchase Plan

     In April 1994, the Company's shareowners approved an employee stock purchase plan effective August 1, 1994. The AT&T Capital Corporation 1994 Employee Stock Purchase Plan ("ESPP") enabled employees to purchase shares of AT&T Capital common stock at a discount. The price per share was 90% of the fair market value of the common stock at the time of its purchase. No compensation expense was recorded in connection with the ESPP. The maximum aggregate number of shares of common stock that could have been purchased under the ESPP was 500,000. During 1996, 1995 and 1994, 10,074, 27,965 and 13,484 shares were purchased by employees at prices ranging from $38.88 to 41.63; $22.05 to $36.00 and $19.02 to $21.83 per share, respectively. As a result of the Merger agreement, the ESPP was discontinued on June 5, 1996.

1996 Long Term Incentive Plan

        Effective on the Merger date, the Company discontinued the LSPP and the 1993 LTIP. A new fixed option plan, the 1996 Long Term Incentive Plan (1996
LTIP), was adopted the same date. Under the 1996 LTIP, certain members of management who effected an exchange of pre-Merger shares in the Company received options to purchase new shares of the Company having exercise prices aggregating $29.25 million. Additional options to purchase the Company's stock having exercise prices aggregating $9.75 million will also be available for grant to the same group.

        In addition, options to purchase the Company's stock having exercise prices aggregating $64 million will be available for grant to general members. These grants will be made annually over a 5 year period. The Board of Directors may also consider grants over time, commencing after 1997, of options to purchase the Company's stock with exercise prices aggregating a further $13 million to junior management. Awards under the 1996 LTIP are made to members of the Company at the Company's discretion.

        All stock options granted under the 1996 LTIP shall be at a price no less than fair market value on the date of the grant, expire after 10 years and vest over a five year period.

        In October, 1996, 5,082,200 options, with an aggregate value of approximately $51 million, were granted under the 1996 LTIP. A further 50,000 options, with an aggregate value of $0.5 million, were granted to Board members. The grants were made at an exercise price of $10 each, being equal to the fair market value of the Company's common stock at the date of grant. Under the plan, options having exercise prices aggregating $52 million were available for grant to December 31, 1996.

        Effective January 1, 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. It allows companies to choose either 1) a fair value method of valuing stock-based compensation plans which will affect reported net income, or 2) to continue to follow the existing accounting rules for stock option accounting but disclose what the impacts would have been had the new standard been adopted. The Company adopted the disclosure alternative which requires disclosure of the pro forma net income amount assuming the fair value method was adopted on January 1, 1995. As a result, the adoption of this standard did not have any impact on the Company's consolidated financial statements. If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in 1996 and 1995, in accordance with the provisions of SFAS 123, on a pro forma basis, the Company's net income would have been reduced by $1.3 million and $0.6 million for 1996 and 1995, respectively.

        The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in the future are anticipated.

        The weighted average fair values at date of grant for pre-Merger options granted during 1996 and 1995 were $6.71 and $7.03 per share, respectively. The minimum value at date of grant for post-Merger options granted in 1996 was $2.61 per share.

        For 1996, as a result of the Merger and the related accelerated vesting of all prior option grants, the fair value was determined as being the difference between the grant price and the final cash settlement price of $45 per share for all option grants made in 1996. For post-Merger option grants, the minimum value was estimated using the following assumptions: (a) Risk free interest rate of 6.2% and (b) Expected life of 5 years.

        For 1995, the fair value was estimated using the Black-Scholes option-pricing model using the following assumptions: (a) Expected volatility rate of 24.3%, (b) Risk free interest rate of 7.4%, (c) Expected dividend yield of 0% and (d) Expected life of 3 years.

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

14. RELATED-PARTY TRANSACTIONS

Nomura

        On October 1, 1996 the Company entered into an Advisory Agreement with an affiliated company, Nomura International plc (the indirect beneficial owner of Hercules ("Nomura"). The agreement is for ten years and is subject to a substantial change in the beneficial ownership of the Company. Under the agreement Nomura will provide support services to the Company. As part of the same agreement, the Company incurred a securitization fee of $24 million in connection with its October 15, 1996 $3.1 billion securitization of lease and loan receivables (see Note 6). Further, Nomura earned from the Company a $2.0 million fee in connection with its October 25, 1996 issuance to the public of eight million company-obligated preferred securities of subsidiary. Nomura also receives a quarterly retainer fee of $0.75 million for certain other services provided to the Company. Such fees may increase after the first year, but not in excess of 10% of the previous year's amount.

        In connection with the above mentioned $3.1 billion securitization, Nomura provided an amount equal to 3.5% of the Securitization proceeds as a credit enhancement.

AT&T/Lucent/NCR

        In 1996, rental expense under existing leases with AT&T and affiliates for the nine months through the Merger date was 3.8 million. Such expenses for the years ended 1995 and 1994 were $5.5 million and $4.1 million, respectively.

     The Company purchases services from AT&T and affiliates, including data processing, billing and collection, administration and other services. In 1996, the Company's expenses for such services, for the nine months through the Merger date were $13.1 million. For the years ended 1995 and 1994, such expenses amounted to $20.0 million and $20.6 million, respectively.

     At December 31, 1995 and 1994, the Company was the lessor to AT&T of equipment comprising $176.4 million and $268.6 million of capital leases and $220.5 million and $204.6 million of equipment under operating leases, respectively. Revenues in 1996 related to these leases through the Merger date were $67.2 million. For the year ended 1995 and 1994, such revenues were $105.8 million and $108.8 million, respectively.

        The Company also had an interest bearing intercompany debt payable to AT&T and affiliates of $18.3 million at December 31, 1995 and an interest bearing intercompany note receivable from AT&T and affiliates of $40.1 million at December 31, 1994. The net interest income and expense associated with intercompany borrowing were not material in 1996, 1995 or 1994. Additionally, the Company had interest free loans related to tax agreements from AT&T as more fully discussed in Note 12.

     The Company is also a party to Operating and License Agreements with AT&T, pursuant to which AT&T provides the Company with the right to be the preferred provider of leasing and financing services for AT&T's products on a basis consistent with past practice (Note 1). The Company and AT&T have also entered into an Intercompany Agreement whereunder, among other things, the Company manages and administers, for a fee, certain lease portfolios, including the Lease Finance Assets of Old Capital and Old Credit which were not transferred to the Company. In 1996, for the nine months through the Merger date, the Company recognized service fee revenue of $4.8 million for such services. In 1995 and 1994, fee revenue of $7.6 million and $8.6 million, respectively, were earned for such services.

        In the second quarter of 1996, the Company executed an Operating Agreement with each of Lucent and NCR, and entered into letter agreements with Lucent and NCR regarding the applicability to Lucent and NCR of specified provisions of the License Agreement and the Intercompany Agreement between the Company and AT&T.

        The Company has paid a sales assistance fee ("SAF") to Lucent, which fee is related to the volume of the Company's Lucent-related business. Under the terms of its Operating Agreement with the Company, Lucent is prohibited from accepting a SAF from any other provider of leasing services. In early 1996, after a period of negotiations, the Company agreed to pay a substantial increase in the SAF for 1995, both as an absolute amount and as a percentage of volumes attributable to Lucent. After giving effect to the increase, the SAF paid by the Company to Lucent for 1995 was approximately double the 1994 fee. The Company and Lucent recently agreed to a modified formula for calculating the SAF for the remaining years of the term of Lucent's Operating Agreement (retroactive to 1996). The revised formula is expected to result in aggregate annual SAF which is approximately double the amounts that would have been paid if the pre-1995 formula had been maintained.

15. COMMITMENTS AND CONTINGENCIES

Derivative Financial Instruments

     In the normal course of business, the Company is routinely party to various derivative financial instruments. These financial instruments are used by the Company to reduce interest rate and foreign currency exposure, as well as to meet the financing needs of its customers.

     At both December 31, 1996 and 1995, in management's opinion, there was no significant risk of loss in the event of nonperformance of the counterparties to derivative contracts. There were no past due amounts, nor were there any reserves for credit losses on derivatives as of December 31, 1996, 1995 and 1994. Generally, the Company does not require collateral or other security to support financial instruments with credit risk. The Company has never experienced a credit related charge-off associated with derivative transactions.

     Information is provided below for each significant derivative product type. The derivatives, with which the Company is involved, are primarily interest rate swaps, currency swaps, and foreign currency forward exchange contracts.

Interest Rate and Currency Swaps

     The Company enters into interest rate and foreign currency swap agreements with major money center banks and intermediaries located in major financial centers to reduce interest rate exposure, to more closely match the maturity of its debt portfolio to that of its asset portfolio and to reduce its exposure to currency fluctuations. Interest rate swaps also allow the Company to raise funds at floating rates and effectively swap them into fixed rates that are lower than those available to the Company if fixed-rate borrowings were made directly. Foreign currency swaps are primarily used to hedge Canadian dollars.

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

     The notional amounts shown below for interest rate swaps represent an agreed upon amount on which calculations of amounts to be exchanged are based and for currency swaps also represent the U.S. equivalent of an amount exchanged. Notional amounts do not represent the Company's exposure. Rather, the Company's exposure is limited to the current fair value of the contracts with a positive fair value at the reporting date (see Note 11). A key assumption in the information below is that rates remain constant at the reporting date levels. To the extent that rates change, the variable interest rate information will change.

     Activity in interest rate and currency swaps which are all held for purposes other than trading for 1996 and 1995, is summarized as follows:


                      Generic   Amortizing  Generic
                         Pay        Pay       Pay     Currency
Notional Amounts        Fixed      Fixed    Floating    Swaps       Total
--------------------------------------------------------------------------
December 31, 1994  $1,571,800    $964,973   $175,000  $221,817  $2,933,590
Additions             124,339     373,435    240,000   151,631     889,405
Maturities/
 amortization        (350,000)   (406,365)  (175,000) (108,455) (1,039,820)
Terminations         (225,000)    (59,400)         -         -    (284,400)
--------------------------------------------------------------------------
December 31, 1995   1,121,139     872,643    240,000   264,993   2,498,775
Additions             303,877     370,189    100,000   150,074     924,140
Maturities/
 amortization        (527,873)   (143,364)  (240,000)  (94,418) (1,005,655)
Terminations         (119,800)   (540,033)         -         -    (659,833)
--------------------------------------------------------------------------
December 31, 1996  $  777,343  $  559,435   $100,000  $320,649  $1,757,427
--------------------------------------------------------------------------

     The schedule of maturities at December 31, 1996 for interest rate and currency swaps which are all held for purposes other than trading is as follows:


                      Generic   Amortizing  Generic
                        Pay        Pay        Pay     Currency
                       Fixed      Fixed     Floating    Swaps       Total
----------------------------------------------------------------------------
Total notional
  amounts           $ 777,343   $ 559,435  $ 100,000  $ 320,649  $1,757,427
Weighted average
  pay rate               6.79%       5.99%      5.46%      3.97%       5.95%
Weighted average
  receive rate           5.73%       4.97%      5.45%      3.06%       4.99%
----------------------------------------------------------------------------


                      Generic   Amortizing  Generic
                        Pay        Pay        Pay     Currency
                       Fixed      Fixed     Floating    Swaps       Total
---------------------------------------------------------------------------

1997 Maturities      $ 341,354  $ 217,484  $ 100,000  $ 128,334  $ 787,172
Weighted average
  pay rate                6.03%      6.02%      5.46%      4.89%      5.77%
Weighted average
  receive rate            5.73%      4.84%      5.45%      3.80%      5.13%

1998 Maturities      $ 230,818  $ 145,285          -  $ 112,445  $ 488,548
Weighted average
  pay rate                6.86%      5.74%         -       4.12%      5.90%
Weighted average
  receive rate            5.72%      4.83%         -       3.13%      4.86%

1999 Maturities      $ 201,680  $  72,898          -  $  75,536  $ 350,114
Weighted average
  pay rate                8.00%      5.74%         -       2.04%      6.25%
Weighted average
  receive rate            5.75%      4.74%         -       1.54%      4.63%

2000 Maturities      $   3,491  $  60,468          -  $   4,334  $  68,293
Weighted average
  pay rate                6.56%      5.95%         -       6.57%      6.02%
Weighted average
  receive rate            5.59%      5.28%         -       5.75%      5.33%

2001 Maturities              -  $  33,186          -  $       -  $  33,186
Weighted average
  pay rate                   -       5.92%         -          -       5.92%
Weighted average
  receive rate               -       5.75%         -          -       5.75%

2002-2017 Maturities         -  $  30,114          -          -  $  30,114
Weighted average
  pay rate                   -       7.75%         -          -       7.75%
Weighted average
  receive rate               -       5.75%         -          -       5.75%
---------------------------------------------------------------------------

Foreign Currency Forward Exchange Contracts

     The Company enters into foreign currency forward exchange contracts to manage foreign exchange risk (primarily British pounds and Canadian dollars). The U.S. dollar equivalent of such contracts was $907,283 and $658,808 at December 31, 1996 and 1995, respectively. The Company enters into these contracts to hedge the cash flows associated with foreign currency denominated assets. The term of these contracts is rarely more than three years. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows resulting from these assets will be adversely affected by changes in exchange rates.

Other Commitments and Contingencies

     Certain regional office facilities and equipment of the Company are leased with renewal options of one to five years. Rental expense (including rental expense to the Former Affiliates of $4,508) for the years ended December 31, 1996, 1995 and 1994 was $21,247, $22,752 and $18,303, respectively. Rental expense associated with sublease rentals on operating leases for 1996, 1995 and 1994, was $51, $165 and $115, respectively. Minimum annual rental commitments at December 31, 1996, under these operating lease agreements are as follows:

1997                                                               $21,095
1998                                                                20,470
1999                                                                18,779
2000                                                                13,232
2001                                                                 9,677
2002 and thereafter                                                 21,751
---------------------------------------------------------------------------

Total                                                             $105,004

---------------------------------------------------------------------------

     The total of minimum rentals to be received in the future under noncancelable subleases related to operating leases as of December 31, 1996, was $11,802. The total of minimum rentals to be received in the future under noncancelable subleases related to capital leases (recorded as debt) as of December 31, 1996, was $117,850.

     As part of its lending activities, the Company has entered into noncancelable commitments to extend credit to some of its customers. As of December 31, 1996, the Company had approximately $140,213 of such unused commitments with a remaining term in excess of one year.

     In the normal course of business, the Company is subject to certain lawsuits and other claims. Such matters are subject to many uncertainties and the outcomes are not predictable with assurance. Consequently, the ultimate monetary liability or financial impact with respect to these matters at December 31, 1996 cannot be ascertained. While these matters could impact the operating results, management believes that after final disposition, any monetary liability or financial impact to the Company would not be material to the consolidated financial statements.

16. FOREIGN OPERATIONS

     The following data on other geographic areas pertain to operations that are located outside the U.S. (primarily Europe, Canada, the Asia/ Pacific Region and Central/South America). Net income (loss) includes certain allocated operating expenses and interest expense. Revenues between geographic areas are not material. The increase in the net loss relating to foreign operations for 1996 resulted primarily from the allocation of one-time Merger related costs.

     A summary of the Company's operations by geographic area is presented below:


For the Years Ended December 31,            1996        1995       1994
--------------------------------------------------------------------------
Total Revenues:
  United States                        $ 1,683,499  $1,370,672 $1,250,591
  Foreign                                  268,691     206,363    133,488
--------------------------------------------------------------------------
Total                                  $ 1,952,190  $1,577,035 $1,384,079
--------------------------------------------------------------------------

Net Income (Loss):
  United States                        $   180,433  $  130,587   $ 104,558
  Foreign                                  (11,894)     (3,032)     (4,222)
--------------------------------------------------------------------------
Total                                  $   168,539  $  127,555   $ 100,336
--------------------------------------------------------------------------


At December 31,                             1996        1995         1994
--------------------------------------------------------------------------
Total Assets:
  United States                        $ 6,150,074  $ 7,868,941  $7,148,737
  Foreign                                1,942,438    1,672,318     873,186
---------------------------------------------------------------------------
Total                                  $ 8,092,512  $ 9,541,259  $8,021,923
---------------------------------------------------------------------------


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

     To maintain its system of internal controls, management carefully selects key personnel and establishes the organizational structure to provide an appropriate division of responsibility. We believe it is essential to conduct business affairs in accordance with the highest ethical standards as set forth in the Company's Guide to Business Conduct. These guidelines and other informational programs are designed and used to ensure that policies, standards, and managerial authorities are understood throughout the organization. AT&T Capital's Business Controls Group, monitors compliance with the system of internal controls by means of an annual plan of internal audits. On an ongoing basis, the system of internal controls is reviewed, evaluated and revised as necessary in light of the results of constant management oversight, internal and independent audits, changes in the Company's business and other conditions.

     Management believes that the system of internal controls, taken as a whole, provides reasonable assurance that (1) financial records are adequate and can be relied upon to permit the preparation of financial statements in conformity with generally accepted accounting principles, and (2) access to assets occurs only in accordance with management's authorizations.

     The Audit Committee of the Board of Directors meets periodically with management, AT&T Capital's Business Controls Group and the independent auditors to review the manner in which these groups of individuals are performing their responsibilities and to carry out the Audit Committee's oversight role with respect to auditing, internal controls and financial reporting matters. Periodically, the independent auditors meet privately with the Audit Committee. Both the Business Controls Group and the independent auditors have access to the Audit Committee and its individual members at any time.

     The financial statements have been audited by Coopers & Lybrand
L.L.P., Independent Auditors. Their audits were conducted in accordance with generally accepted auditing standards and include a consideration of the internal control structure and substantive tests of transactions. Their report follows.

Thomas C. Wajnert
Chairman and
Chief Executive Officer

Edward M. Dwyer
Senior Vice President,
Chief Financial Officer
and Risk Management Officer

                       REPORT OF INDEPENDENT AUDITORS
                       ------------------------------


To the Shareowners of AT&T Capital Corporation:

     We have audited the consolidated balance sheets of AT&T Capital Corporation and Subsidiaries at December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareowners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AT&T Capital Corporation and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                       COOPERS & LYBRAND L.L.P.

1301 Avenue of the Americas
New York, New York
March 6, 1997

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On February 12, 1997, the Audit Committee of the Company's Board of Directors (with the concurrence of the Board of Directors) dismissed Coopers & Lybrand L.L.P. as the Company's independent public accounts and appointed Arthur Andersen LLP to serve as the Company's independent public accountants for the year 1997. Coopers & Lybrand L.L.P. will continue to serve as the Company's independent public accountants for 1996. There have been no disagreements with independent auditors on any accounting or financial disclosure during the past two years.

                               PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

        Thomas C. Wajnert. Mr. Wajnert has served as Chairman and Chief Executive Officer of the Company since July 1993. From April 1993 to July 1993, Mr. Wajnert was President, Chief Executive Officer and Vice Chairman of the Company. From 1990 to 1993, Mr. Wajnert was President and Chief Executive Officer and a director of Old Capital, a wholly-owned subsidiary of AT&T and a predecessor of the Company. From 1984 to 1993, Mr. Wajnert was the Chief Executive Officer of Old Credit, an indirect, wholly-owned subsidiary of AT&T and a predecessor of both the Company and Old Capital. Mr. Wajnert is also Chairman of the Equipment Leasing Association of America, Chairman of South Street Theater Company, and a director of the Wharton Center for Financial Services and JLG Industries Inc. Age: 53. Date First Elected: April 1993.

        John Appleton. Mr. Appleton has been Deputy Managing Director, European Head of Audit of Nomura International plc ("Nomura International") since June 1996. From 1974 to 1996 he served in a variety of financial management positions for JP Morgan. Age: 52. Date First Elected: October 1996.

        James V. Babcock. Mr. Babcock is an officer and director of Babcock & Brown Holdings Inc., an international investment-banking firm, which he co-founded in 1977. Prior to that he briefly practiced corporate and tax law in San Francisco. Mr. Babcock sits on the Committee of University Resources for Harvard University and is a member of the San Francisco Opera Medallion Society.
Age: 52. Date First Elected: October 1996.

        David F. Banks. Mr. Banks has been Chief Executive Officer of Penna Holdings plc since 1995. Prior to that he was Finance Director of General Atlantic Group Ltd. from 1991 to 1995. In addition, Mr. Banks is a director of NHL Group, GRS Holdings Limited, Gulfstream Inc., K&J Coal Co., Inc., Atkins Restaurant Co. Ltd., Prideaux & Associates and a Trustee on the Boards of Kenyon College, the International Center of Photography and the National Corporate Fund for Dance. Age: 54. Date First Elected: October 1996.

        Max C. Chapman, Jr. Mr. Chapman has been Chief Executive Officer of Nomura Holding America Inc. since 1992 and Chairman of Nomura Holding America Inc. and Managing Director of The Nomura Securities Co., Ltd. ("Nomura Securities") since 1996. Since 1990 he has been a director of Nomura Securities. He is also a director of O'Sullivan Corporation, the American Stock Exchange and the Securities Industry Association. Age: 53. Date First Elected: October 1996.

        Guy Hands. Mr. Hands has been Managing Director and Head of the Principal Finance Group of Nomura International since 1994. From 1990 to 1994 Mr. Hands was an Executive Director of Goldman Sachs International's Global Asset Structuring Group. Age: 37. Date First Elected: October 1996.

        Joseph J. Melone. Mr. Melone has been President and Chief Executive Officer of The Equitable Companies, Incorporated ("Equitable") since February 1996 and the Chairman of The Equitable Life Assurance Society, a wholly-owned subsidiary of Equitable since 1990. From 1990 to 1996 he was President and Chief Operating Officer of Equitable. From 1984 to 1990, Mr. Melone was President of The Prudential Insurance Company of America. Mr. Melone is also a director of Equitable, The Equitable Life Assurance Society, Alliance Capital Management Corporation, Foster Wheeler Corporation, Donaldson, Lufkin & Jenrette, Inc. and the American Council of Life Insurance. Age: 65. Date First Elected: June 1993.

        Brooks Walker, Jr. Mr. Walker has been a general partner of Walker Investors, a venture capital firm, since 1978. From 1968 to 1987, Mr. Walker was the Chairman and President of United States Leasing International, Inc. Mr. Walker is also a director of Gap, Inc. and Pope & Talbot, Inc. Age: 68. Date First Elected: June 1993.

        Hiromi Yamaji. Mr. Yamaji has been Managing Director, Head of Investment Banking Division of Nomura International since 1994. From 1988 to 1990 he was Vice President of WP and Co., Inc. and from 1990 to 1994 he was General Manager of Nomura Wasserstein Perella & Co., Ltd. Mr. Yamaji is also a director of Korea Bond Fund plc. Age: 41. Date First Elected: October 1996.

The Board of Directors and Committees of the Board

The business of the Company is managed under the direction of the Board of Directors. Because of the number of matters requiring Board consideration, and to make the most effective use of individual Board members' capabilities, the Board of Directors has established three Committees to devote attention to specific subjects and to assist it in the discharge of its responsibilities. The functions of these Committees and their current members are described below.

The Executive Committee possesses the powers of the Board to manage and direct the business of the Company during the interval between Board meetings, except as limited by Delaware law and except for those matters assigned to the other Board Committees. The members of the Executive Committee are Messrs. Wajnert (Chairman), Babcock, Chapman, Hands, and Yamaji.

The Compensation Committee recommends to the Board the compensation arrangements for, and grants of awards and incentive payments to, the Company's Chief Executive Officer (the "CEO"); approves compensation arrangements for, and grants of awards and incentive payments to, certain other of the Company's senior officers and management; considers matters related to management development and succession; administers certain of the Company's compensation plans; periodically reviews the competitive position of the Company's total compensation relative to the Company's peers and competitors; approves aggregate award of stock options or other equity awards to be granted to the Company's members; approves certain employment agreements involving the Company's members; and approves certain benefit plans of the Company and its subsidiaries. The members of the Compensation Committee are Messrs. Hands (Chairman), Chapman, Melone and Yamaji.

The Audit Committee reviews the financial reporting standards and practices of the Company and the Company's internal financial controls to monitor the independence of the Company's public auditors, the integrity of management and the adequacy of financial disclosures to stockholders. To further the foregoing, the Audit Committee recommends the firm to be appointed as independent auditors to audit the Company's financial statements; reviews the scope and results of the audit with the independent auditors; reviews with management and the independent auditors the Company's interim and year-end operating results; and considers the adequacy of the internal accounting and auditing procedures of the Company. The Company's internal auditors and the independent auditors each have the opportunity to meet alone with the Audit Committee and have unrestricted access to the Audit Committee. The members of the Audit Committee are Messrs. Appleton (Chairman), Banks and Walker.

Compensation of Directors

Directors who do not receive compensation as an employee of the Company or as an employee, director or advisor of any of its affiliates (collectively, "Non-Employee Directors") are paid an annual retainer fee of $18,500 and a fee of $1,000 for each meeting of the Board or any Board Committee that such director attends ($750 in the case of a telephonic meeting and $500 for each unanimous consent). In addition, on the date of their election to the Board, Non-Employee Directors have received a one-time option to purchase shares of the Company's Common Stock having a fair market value equal to $250,000 at a purchase price per share equal to the fair market value of the Common Stock on the date of the grant. Such options vest (on a pro rata basis - 20% per year) five years after the date of grant and expire 10 years after the grant date (subject to certain exceptions provided in the Stock Option Agreement for Non-Employee Directors). All Non-Employee Directors are reimbursed for out-of-pocket expenses incurred in attending meetings.

On an annual basis on the day after the Company's annual stockholders' meeting (or stockholders' consent in lieu of an annual meeting), Non-Employee Directors receive an option to purchase shares of the Company's Common Stock having a fair market value equal to $50,000 at a purchase price per share equal to the fair market value of the Common Stock on the date of the grant. Such options vest on the day before the Company's annual stockholders' meeting next following the date of the grant and would generally be forfeited to the Company if the Non-Employee Director ceases to be a member of the Board prior to such date.

EXECUTIVE OFFICERS

Executive officers of the Company serve at the discretion of the Board of Directors. No executive officer of the Company, other than Mr. Wajnert has a written employment or noncompetition agreement with the Company (see page 97 for additional information regarding "Employment, Change in Control and Termination Arrangements). The executive officers of the Company comprise the Corporate Leadership Team consisting of the following seven officers: Messrs. Wajnert, Dwyer, Ingato, Sadeghi and Van Sickle and Ms. McAuley and Ms. Morey. Information regarding Thomas C. Wajnert, Chairman of the Board and Chief Executive Officer of the Company, is set forth above under "Directors."

     Edward M. Dwyer, 40, has served as Senior Vice President and Chief Financial Officer of the Company since 1995. From 1994 to 1995, Mr. Dwyer was Senior Vice President, Chief Financial Officer and Treasurer. From 1993 to 1994, Mr. Dwyer was Vice President and Treasurer of the Company. From 1991 to 1993, he was Vice President and Treasurer of Old Capital. From 1990 to 1991, Mr. Dwyer was Chief Financial Officer of Old Capital's Capital Markets Division.

     Robert J. Ingato, 36, has served as Senior Vice President, General Counsel and Secretary of the Company since October 1996. From 1992 to 1996, Mr. Ingato served as Vice President, Assistant General Counsel and Assistant Secretary of the Company. From 1988 to 1992, Mr. Ingato held various positions in the Company's legal department.

     Sara R. McAuley, 41, has served as Senior Vice President - Corporate Resources Officer of the Company since October 1996. From 1994 to 1996, she was Vice President, Human Resources of the Company. From 1982 to 1994, Ms. McAuley held a variety of positions with Premark International.

     Ruth A. Morey, 53, has served as Senior Vice President - Chief Information Officer since October 1996. From 1993 to 1996, Ms. Morey served as Senior Vice President and Corporate Resources Officer of the Company. From 1990 to 1993, Ms. Morey served as Senior Vice President and Chief Administrative Officer of Old Capital. From 1987 to 1991, Ms. Morey was Vice President of Human Resources of Old Credit.

     Mani A. Sadeghi, 33, has served as Group President of the Company since October 1996. From 1994 to 1996, he was Vice President - Corporate Development of the Company. From 1992 to 1994, Mr. Sadeghi was Director, Strategic Planning & Business Development at General Electric Capital Corporation.

     Charles D. Van Sickle, 54, has served as Group President of the Company since 1993. From 1991 to 1993, Mr. Van Sickle was Group President of Old Capital and from 1992 to 1993, he was Vice Chairman of Old Capital's Capital Markets Division. From 1991 to 1992 Mr. Van Sickle was President and Chief Operating Officer of Old Capital's Capital Markets Division. From 1988 to 1991, Mr. Van Sickle was a Senior Vice President of Old Credit's Capital Markets Division.

Item 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid during the past three fiscal years to the Company's CEO, the four most highly compensated executive officers serving as such on December 31, 1996 (other than the CEO) and two former executive officers who would have been among the four most highly compensated executive officers had they not ceased serving as executive officers in October 1996.

                           SUMMARY COMPENSATION TABLE
                                  ----------------------------------- ---------------------------------------------------
                                          Annual Compensation                      Long-Term Compensation
                                  ----------------------------------- ---------------------------------------------------
                                                                                       Awards          Payouts
                                                                      ---------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
                                                                      Restricted
                                                        Other Annual    Stock        Securities    LTIP        All Other
   Name and Principal                                   Compensation    Award        Underlying   Payouts    Compensation
        Position           Year   Salary($)  Bonus($)     ($)         (s)($)(1)      Options(#)     ($)         ($)(2)
-------------------------------------------------------------------------------------------------------------------------
Thomas C. Wajnert,
Chairman of the Board
& Chief Executive
Officer                    1996    553,625     677,808     6,889           0           598,900    796,936     10,627,954
                           1995    502,079     677,808    11,718           0            60,000    218,228        103,935
                           1994    452,838     441,755    23,207           0            50,000    209,416         81,888
Charles D. Van Sickle,
Group President            1996    305,750     346,900     6,889           0           195,000    445,952      4,424,479
                           1995    284,344     346,900     7,594           0            10,500          0         46,684
                           1994    250,000     205,449     6,086           0            24,341          0         41,588
Ruth A. Morey, Senior
Vice President - Chief
Information  Officer       1996    247,250     266,000     7,109           0           135,000    354,038      3,170,704
                           1995    231,798     266,568     6,437           0             7,500          0         40,617
                           1994    206,000     169,287     4,798           0            12,551          0         33,815
Edward M. Dwyer,
Senior
Vice President and
Chief Financial
Officer                    1996    229,250     262,802     2,721           0           195,000    197,334      3,396,013
                           1995    196,122     262,802     3,100           0             7,500          0         43,704
                           1994    157,997     127,117         0           0            16,112          0         15,922
Mani A. Sadeghi, Group
President                  1996    206,917     178,530     3,100           0           145,000          0      1,483,886
                           1995    182,546     178,530     3,100           0             4,000          0         17,968
                           1994     53,218     100,000         0           0            21,703          0         40,536
Irving H. Rothman,
Former Group President     1996    235,833           0     4,822           0                 0    445,952      6,124,796
                           1995    291,768     376,381     4,960           0            10,500     192,00         49,458
                           1994    271,666     217,360     1,447           0            28,725          0         47,832
G. Daniel McCarthy,
Former Senior Vice
President, General
Counsel, Secretary and
Chief Risk Management
Officer                    1996    185,750           0     3,238           0                 0    354,038      4,605,941
                           1995    233,414     337,283     3,119           0             7,500          0         41,392
                           1994    217,333     167,343     5,154           0            13,194          0         36,745


---------
(1) Messrs. Wajnert, Van Sickle, Dwyer, Sadeghi and Ms. Morey each acquired newly issued restricted shares of the Company's Common Stock pursuant to the exchange offer made in connection with the Merger ("Exchange Offer"); Messrs. Rothman and McCarthy did not exchange their shares. The exchanged shares were purchased under the Company's Leveraged Stock Purchase Plan ("LSPP") in 1993. Pursuant to the Exchange Offer, the named executive officers received 4.5 shares of Common Stock for each of the exchanged shares held prior to the Merger.

(2) Includes in 1996 (i) payments reflecting the difference between the option price and the exercise price on shares of the Company's Common Stock held by the named executive officers in connection with the Merger-related cash-out of such stock options ("Option Cash-Out") in the following amounts:
    Mr. Wajnert, $5,849,255; Mr. Van Sickle, $1,979,641; Ms. Morey, $1,362,260;
    Mr. Dwyer, $1,068,520; Mr. Sadeghi, $408,263; Mr. Rothman, $2,218,028; and
    Mr. McCarthy, $1,457,574; (ii) the remaining four payments, accelerated as a result of the Merger, made pursuant to the Company's Share Performance Incentive Plan ("SPIP") in the following amounts: Mr. Wajnert, $3,609,639; Mr. Van Sickle, $2,018,215; Ms. Morey, $1,602,245; Mr. Dwyer, $1,602,245;
    Mr. Sadeghi, $631,443; Mr. Rothman, $2,018,215; and Mr. McCarthy, $1,602,245; (iii) severance and related payments under the Company's Leadership Severance Plan ("LSP") in connection with termination of employment on October 2, 1996 to the following named executive officers: Mr. Rothman, $1,468,651; and Mr. McCarthy, $1,156,876; (iv) qualifying termination payments under the Company's Senior Executive Annual Incentive Plan ("SEAIP") to the following named executive officers: Mr. Rothman, $365,656; and Mr. McCarthy, $327,672; (v) Company contributions to the Company's Retirement and Savings Plan and related non-qualified plans in the following amounts: Mr. Wajnert, $152,041; Mr. Van Sickle, $80,623; Ms. Morey, $66,199; Mr. Dwyer, $60,050; Mr. Sadeghi, $43,710; Mr. Rothman,
    $54,246; and Mr. McCarthy, $61,574; (vi) the dollar value of the benefit of premiums paid for split-dollar life insurance policies (Mr. Wajnert, $17,019); (vii) a sign-on bonus paid to Mr. Wajnert in the amount of $722,192; (viii) payments made to the following named executive officers in connection with such officers' execution of a retention or related agreement with the Company for continued employment with the Company: Mr. Dwyer, $165,198 and Mr. Sadeghi, $150,470; (ix) payments made to the following named executive officers in connection with such officers' execution of a waiver agreement with the Company to waive certain of such officers' rights under the LSP: Mr. Wajnert, $277,808; Mr. Van Sickle, $346,000; Ms. Morey, $140,000; Mr. Dwyer, $500,000; and Mr. Sadeghi, $250,000.

 The following table sets forth the number of shares of the Company's Common Stock subject to stock options granted to the individuals listed in the Summary Compensation Table during 1996, together with related information.

                                    OPTION GRANTS IN 1996

                        Individual Grants
                        -----------------------------------------------------------------------------
                                                                            Potential Realizable
           Number of                                                         Value at Assumed
           Securities    Percent of                                         Annual Rate of Stock
           Underlying   Total Options     Exercise                           Price Appreciation
           Options       Granted to        or Base                           for Option Term(3)
           Granted      Employees in        Price        Expiration         -------------------
Name       (#)(1)       Fiscal Year(2)     ($/Sh)           Date            5%($)         10%($)
------     ---------    --------------     ------           ----            -----         ------
-----------------------------------------------------------------------------------------------------
Thomas C. Wajnert..
           598,900          11.831%         $ 10.00         10/1/07       $3,766,450      $9,544,924
Charles D. Van Sickle
           155,000           3.062%           10.00         10/1/07          974,787       2,470,301
            40,000           0.790%           10.00         10/17/07         251,558         637,497
Ruth A. Morey.......
           129,000           2.548%           10.00         10/1/07          811,274       2,055,928
             6,000           0.119%           10.00         10/17/07          37,734          95,625
Edward M. Dwyer
           108,000           2.133%           10.00         10/1/07          679,206       1,721,242
            87,000           1.719%           10.00         10/17/07         547,138       1,386,556
Mani A. Sadeghi
            56,000           1.106%           10.00         10/1/07           352,181        892,496
            89,000           1.758%           10.00         10/17/07          559,716      1,418,431
Irving H. Rothman..
                 0           0.000%            N/A           N/A                    0              0
G. Daniel McCarthy..
                 0           0.000%            N/A           N/A                    0              0

---------

(1) Options vest (on a pro rata basis - 20% per year) five years after the date of grant.

(2) The indicated percentages represent the aggregate options to purchase the Company's Common Stock granted to the named executive officers expressed as a percentage of the aggregate options to purchase the Company's Common Stock granted to all members of the Company and its subsidiaries in 1996.

(3) The 5 and 10 percent growth rates are set forth in accordance with the rules of the Securities and Exchange Commission. Because the exercise price for such options equals the market price of the Common Stock on the date of grant, no gain to the executives is possible without an increase in the stock price, which increase would benefit the stockholders as a whole. Zero growth in the stock price will result in zero realizable value to the executive. The 5 and 10 percent growth rates are intended for illustration only and are not intended to be predictive of future growth, if any; the actual value, if any, that may be realized by any executive will depend on the value of the Common Stock on the date of exercise. At present, there is no public market for the Common Stock.

 The following table sets forth the number of shares of the Company's Common Stock subject to stock options exercised by the individuals listed in the Summary Compensation Table during 1996, together with related information, and the value of unexercised options.

               AGGREGATED COMPANY OPTION EXERCISES IN 1996
                       AND YEAR-END OPTION VALUES

                                                   Number of
                                                  Securities
                                                   Underlying         Unexercised
                                                  Unexercised        in-the-Money
                                                   Options at          Options at
                                                     Fiscal              Fiscal
                                                   Year-End(#)        Year-End($)(2)
                 Shares               ---------------------------------------------
                Acquired on                        Exercisable/        Exercisable/
 Name           Exercise(#)(1) Value Realized($)  Unexercisable       Unexercisable
-----------------------------------------------------------------------------------
Thomas C. Wajnert......0            0               0/598,900      $ 0/3,593,400
Charles D. Van Sickle..0            0               0/195,000        0/1,170,000
Ruth A. Morey..........0            0               0/135,000        0/810,000
Edward M. Dwyer........0            0               0/195,000        0/1,170,000
Mani A. Sadeghi........0            0               0/145,000        0/870,000
Irving H. Rothman......0            0               0/0              0/0
G. Daniel McCarthy.....0            0               0/0              0/0


(1)  See Footnote 2, clause (i) of the Summary Compensation Table on page 94.

(2) In accordance with the terms of the applicable stock option agreements pursuant to which the options in the table were granted, a professional appraisal firm determined that the fair market value of the Common Stock as of December 31, 1996 was $16.00 per share (on a fully diluted basis). Such appraisal assumed, as required by the stock option agreements, that the value would not be affected by any discount attributable to the illiquidity of the Common Stock or the fact that any shares of Common Stock may constitute a majority interest in the Company or any premium attributable to any special rights of any stockholder with respect to its shares of Common Stock. The valuation analysis conducted by the valuation firm was based upon a number of other assumptions with respect to industry performance, general business, financial, market and economic conditions and other matters, many of which are beyond the control of the Company. It did not purport to be an appraisal or to reflect the prices at which the Company might actually be sold or the prices at which any securities may trade at the present time or at any time in the future.


Defined Benefit Plan Retirement Benefits

 The Company has two nonqualified pension plans, effective January 1, 1994, in which the named executive officers (except Mr. Sadeghi and Ms. McAuley) participate: the AT&T Capital Corporation Executive Benefit Plan ("EBP") and the AT&T Capital Corporation Supplemental Executive Retirement Plan ("SERP").

 Under the EBP, a participant's benefit equals 40% of "Final Pay" (as defined in the EBP), less benefits provided under all other qualified and non-qualified sources from both AT&T and the Company (including the SERP described below, subject to reduction if benefits commence before age 60).

 Under the SERP, certain executives will be provided with supplemental retirement benefits to ease the transition from coverage under the AT&TMPP (as such term is defined below) to coverage under the Company's new defined contribution plan.

 The EBP and the SERP are considered "unfunded" plans under the Employee Retirement Income Security Act of 1974, as amended; however, the Company has made a contribution to a rabbi trust to satisfy its obligations under the EBP.

 Through December 31, 1993, Messrs. Wajnert, Van Sickle and Dwyer, and Ms. Morey, participated in the AT&T Management Pension Plan ("AT&TMPP"), a non-contributory pension plan which covers all management employees, including executive officers, of AT&T and certain of its affiliates.

 Messrs. Rothman, Van Sickle and Wajnert are also covered by a supplemental
AT&T Mid-Career Pension Plan. The plan provides additional pension credits equal to the difference between age 35 and their maximum possible years of service attainable at age 65, but not to exceed actual net credited service, at approximately one-half the rate of the AT&TMPP.

 Messrs. Wajnert, Van Sickle and Dwyer and Ms. Morey ceased to participate in the above-mentioned pension plans effective January 1, 1994. Their accrued annual pension amounts under these plans are $105,660, $45,799, $26,434 and $21,003, respectively. Pensions will be payable to each of them when each reaches age 65.

Employment, Change in Control and Termination Arrangements

 Mr. Wajnert's Employment Agreement with the Company dated September 30, 1996 provides for his employment through December 31, 1999 at a base salary of $625,000 per year (subject to increases as may be approved by the Board from time to time), and an annual incentive bonus for 1996 equal to $677,808 and thereafter a target annual incentive from 1997-1999 of 60% of base salary. The agreement also provides for the grant in 1996 of options to purchase 598,900 shares of Company stock. Of these options, options to purchase (a) 498,900 shares vest on a pro rata basis, 20% per year, five years from the date of grant, however, the vesting thereof may be accelerated on a pro rata basis to 33.33% per year over three years if Mr. Wajnert attains certain performance objectives established by the Board; and (b) 100,000 shares vest 50% each year in the fourth and fifth years from the date of grant (see Option Grants in 1996 table on page 95).

 Upon his termination of employment, under the severance provisions of Mr. Wajnert's employment agreement, he generally would be entitled to payments equal to the sum of (a) the product of (i) 300%, (ii) the percentage of the remaining term of the agreement, and (iii) "Final Annual Pay" (as defined in Mr. Wajnert's Employment Agreement); and (b) 110% of Mr. Wajnert's bonus for the year of termination.

 In October 1996, the employment of Messrs. Rothman and McCarthy terminated as a result of a qualifying termination pursuant to the LSP. As a result, Messrs. Rothman and McCarthy received severance related payments and benefits, including payments due to them under the SEAIP. The aggregate amount of such payments is set forth in Footnote 2, clauses (iii) and (iv) to the Summary Compensation Table on page 94.

 The SEAIP, LTIP and the EBP contain certain provisions which become operative upon a "Sale of Control" (as defined in such plans). The Company has also adopted a 1996 Leadership Severance Plan ("1996 LSP") in which the named executives participate, pursuant to which benefits may become payable on certain terminations of employment prior to and following a change in control (as defined in the 1996 LSP).

 In the event of a "Qualifying Termination" under the SEAIP, each participant in the SEAIP becomes vested with the right to receive a cash award for that year equal to the higher of (i) 110% of that participants' target incentive, if any, and (ii) such participants' cash award for the immediately preceding year.

 In the event of a "Qualifying Termination" of the employment of a participant in the LTIP without "cause" or the resignation of a participant for a "Good Reason" whether or not such termination or resignation follows a "Change in Control", options that are vested are frozen at their intrinsic value and expire 60 days after they become exercisable.


 The EBP provides for 100% accelerated vesting for the named executives upon the occurrence of (i) a change in control of the Company or (ii) the participant's termination of employment (other than a "Nonqualifying Termination" as defined in the EBP).

 Under the 1996 LSP, in the event of (x) a termination of employment as a result of a reduction in force, change in operations, facility relocation or closing or other job elimination or (y) a "Qualifying Termination" of employment prior to the second anniversary of the Closing Date or "Other Eligible Termination" in connection with a Change in Control (a "RIF Termination"), each of the named executives would receive severance benefits equal to (i) the greater of (A) 2 weeks compensation for each full year of continuous service and (B) 200% of Final Annual Pay and (ii) 135% of the premium which would be required to maintain "COBRA" continuing medical and dental coverage for 24 months (the "continuation period"). If the named executive's employment is terminated by the Company (other than as a result of a RIF Termination, cause, disability or retirement prior to the second anniversary of the Closing Date or "Other Eligible Termination"), the executive would receive severance benefits equal to
(i) the greater of (A) one weeks compensation for each full year of continuous service and (B) 150% of Final Annual Pay and (ii) 135% of an 18-month continuation period "COBRA" premium.

 Additional benefits upon severance include continued basic life insurance and supplemental life insurance (at the executive's cost) for the relevant continuation period. By executing a release of claims, the executive may receive an enhanced severance payment equal to 20% of a severance payment. If any payments from the Company under the 1996 LSP or otherwise, would be subject to an excise tax under Section 4999 of the Internal Revenue Code, then the named executive would be entitled to receive an additional payment so that he would retain an amount of such payments as if the excise tax had not applied.

Indebtedness of Management

 Each of the individuals named in the Summary Compensation Table is indebted to the Company pursuant to notes originally executed under the LSPP or the 1993 Long Term Incentive Plan ("1993 LTIP"). Under the LSPP or 1993 LTIP, each of the named executive officers, except Mr. Sadeghi, was required to purchase shares of Common Stock with an aggregate purchase price approximately equal to a specified multiple of such executive's base salary.

 Between 88.5% and 97.7% of the purchase price for the shares of Common Stock purchased by a participant (the "Purchased Shares") was paid for out of the proceeds of a seven-year full recourse loan (a "Loan") made by the Company to such participant, with the balance of such purchase price being paid by such participant in cash. Interest accrued on each Loan at the rate of 6% per annum compounded annually (or, if higher, the safe harbor rate under applicable tax laws as of the date of purchase of the Purchased Shares).

 The Purchased Shares of a participant are pledged to the Company to secure repayment of the Loan to such participant.

 Pursuant to the Exchange Offer, previously purchased shares were exchanged for new shares resulting in ownership of the surviving corporation (except for Messrs. Rothman and McCarthy who elected to sell their shares). At the same time, the loans originally made in connection with the LSPP or the 1993 LTIP were extended to the year 2006 and were amended to defer the payment of interest until the principal becomes due and payable.

 The following table sets forth for each executive officer named in the Summary Compensation Table the largest aggregate amount of his or her indebtedness to the Company (all of which is related to the Loans referred to above) outstanding at any time during 1996 (the "Highest 1996 Loan Balance") and the amount of the indebtedness outstanding as of December 31, 1996 (the "Current Balance"):

                                                   Current Balance       Highest 1996
Name                                            at December 31, 1996     Loan Balance
Thomas C. Wajnert ..............................    $2,894,752            $2,894,752
  Chairman of the Board & Chief
  Executive Officer
Charles D. Van Sickle ..........................     1,094,450             1,094,450
  Group President
Ruth A. Morey ..................................       905,577              905,577
  Senior Vice President -
  Chief Information Officer
Edward M. Dwyer ................................       756,533              756,533
  Senior Vice President and
  Chief Financial Officer
Mani A. Sadeghi ................................       421,624              421,624
  Group President
Irving H. Rothman ..............................             0            1,219,065
  Former Group President
G. Daniel McCarthy .............................             0              975,239
  Former Senior Vice President,
  General Counsel, Secretary
  and Chief Risk Management Officer

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following tables set forth information with respect to beneficial ownership of the Company's Common Stock as of January 1, 1997 by each director, by each nominee for director, by each of the five executive and two former executive officers of the Company named in the Summary Compensation Table under Item 11 above, by all directors and executive officers of the Company as a group, and by each person who is known to be the beneficial owner of more than 5% of the Common Stock:

(a) Security Ownership of Beneficial Owners of More than 5% of the Company's Voting Securities

                                                        Amount of
                                                       and Nature
                                                          of
                   Name and Address of                 Beneficial      Percent
Title of Class       Beneficial Owner                  Ownership       of Class
--------------------------------------------------------------------------------
Common Stock   Hercules Holdings (Cayman) Limited       87,184,089      96.5%
               c/o Maples & Calder
               P.O. Box 309
               Ugland House
               South Church Street
               Grand Cayman
               Cayman Islands
               British West Indies

(b)  Security Ownership of Directors, Nominees for Director and Management
I.  Equity Securities of AT&T Capital Corporation

                                                            Amount of
                                                           and Nature
                                                          of Beneficial      Percent
Title of Class        Name of Beneficial Owner              Ownership        of Class
--------------------------------------------------------------------------------------
Common Stock          John Appleton........................       0             (1)
Common Stock          James V. Babcock.....................       0             (1)
Common Stock          David F. Banks  .....................       0             (1)
Common Stock          Max C. Chapman, Jr. .................       0             (1)
Common Stock          Edward M. Dwyer......................   146,700(2)        (1)
Common Stock          Guy Hands............................       0             (1)
Common Stock          G. Daniel McCarthy...................       0             (1)
Common Stock          Joseph J. Melone.....................       0             (1)
Common Stock          Ruth A. Morey........................   175,185(2)        (1)
Common Stock          Irving H. Rothman....................       0             (1)
Common Stock          Mani A. Sadeghi. ....................    74,214(2)        (1)
Common Stock          Charles D. Van Sickle................   211,919(2)        (1)
Common Stock          Thomas C. Wajnert....................   560,511(2)        (1)
Common Stock          Brooks Walker, Jr....................       0             (1)
Common Stock          Hiromi Yamaji........................       0             (1)
All directors and executive officers (17 persons) as a
group, including the above................................. 1,271,426

---------

(1) Such ownership interests for each individual director and named executive officer do not exceed 1 percent of the outstanding Common Stock and for all directors and executive officers as a group the aggregate ownership interest is 1.4% of the outstanding Common Stock.

(2) No options are currently exercisable within 60 days pursuant to stock options awarded under employee incentive compensation plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information is set forth under the caption "Executive Compensation".

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) Documents filed as a part of the report:

         (1) Financial Statements:                          Page

             Consolidated Balance Sheets                      46
             Consolidated Statements of Income                47
             Consolidated Statements of Changes
                in Shareowners' Equity                        48
             Consolidated Statements of Cash Flows            49
             Notes to the Consolidated Financial
                Statements                                    52
             Report of Management                             86
             Report of Independent Auditors                   88


         (2) Financial Statement Schedules:

             Schedule VIII - Valuation and Qualifying Accounts

             Financial statement schedules other than the one listed above are omitted because the required information is included in the financial statements or notes thereto or because of the absence of conditions under which they are required.

                   Report of Independent Auditors

         (3) Exhibits:

        Exhibit
        Number

        2     Certificate of Merger, filed October 1, 1996

        3(a). Restated Certificate of Incorporation of the registrant is incorporated by reference to Exhibit 3(i) of the registrant's Current Report on Form 8-K [No. 1-11237] dated October 1, 1996, filed with the Securities and Exchange Commission.

        3(b). Amended and Restated By-laws of the registrant is incorporated by reference to Exhibit 3(ii) of the registrant's Current Report on Form 8-K [No. 1-11237] dated October 1, 1996, filed with the Securities and Exchange Commission.

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

        4(d). Second Indenture  Supplement dated as of January 10, 1997, to the
              Indenture incorporated by reference to Exhibit 4A-3 of the registrant's Registration Statement on Form S-3 [No. 33- 18367] filed with the Securities and Exchange Commission.

       10(a). Operating Agreement between the registrant and AT&T dated as of June 25, 1993 is incorporated by reference to Exhibit 10.1 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(b). First Amendment to Operating Agreement between the registrant and AT&T dated January 5, 1995 is incorporated by reference to
              Exhibit 10(b) of the registrant's Annual Report on Form 10-K [No. 1-11237] for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

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

       10(j). AT&T Capital Corporation 1993 Share Performance Incentive Plan is incorporated by reference to Exhibit 10.17 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

       10(k). Amendment Number 1 to the 1993 Share Performance Incentive
              Plan dated November 14, 1995 is incorporated by reference to
              Exhibit 10(o) of the registrant's Annual Report on Form 10-K [No. 1-11237] for the year ended December 31, 1995, filed with the Securities and Exchange Commission..

       10(l). Restructuring Agreement dated as of March 29, 1993, among the
              Registrant, Old Capital, Old Credit and AT&T is incorporated by reference to Exhibit 10.18 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

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

       10(o). AT&T Capital Corporation 1995 Annual Incentive Plan is incorporated by reference to Exhibit 10(w) of the registrant's Annual Report on Form 10-K [No. 1-11237] for the year ended December 31, 1994, filed with the Securities and Exchange Commission.

       10(p). AT&T Capital Corporation 1995 Senior Executive Annual Incentive
              Plan is incorporated by reference to Exhibit A of the registrant's definitive Proxy Statement dated March 20, 1995 issued in connection with the 1995 Annual Meeting of Stockholders.

       10(q). AT&T Capital Corporation Executive Benefit Plan as amended and restated effective as of December 4, 1995 is incorporated by reference to Exhibit 10(y) of the registrant's Annual Report on Form 10-K [No. 1-11237] for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

       10(r). AT&T Capital Corporation Supplemental Executive Retirement
              Plan effective January 1, 1994 is incorporated by reference to
              Exhibit 10(z) of the registrant's Annual Report on Form 10-K [No. 1-11237] for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

       10(s). AT&T Capital Corporation Compensation Limit Excess Plan effective January 1, 1995 is incorporated by reference to
              Exhibit 10(aa) of the registrant's Annual Report on Form 10-K [No. 1-11237] for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

       10(t). Amendment to the AT&T Capital Corporation Compensation
              Limit Excess Plan dated October 1, 1995 is incorporated by reference to Exhibit 10(ab) of the registrant's Annual Report on Form 10-K [No.1-11237] for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

       10(u). AT&T Capital Corporation Leadership Severance Plan effective
              October 2, 1995 is incorporated by reference to Exhibit 10(ac)of the registrant's Annual Report on Form 10-K [No. 1-11237] for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

       10(v). The Agreement between the registrant and AT&T dated January 5,
              1996 is incorporated by reference to Exhibit 10(ad) of the registrant's Annual Report on Form 10-K [No. 1-11237] for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

       10(w). Lucent Technologies Operating Agreement dated as of April 2, 1996 between the Company and Lucent Technologies Inc is incorporated by reference to Exhibit 10(a) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

       10(x). NCR Operating Agreement dated as of May 6, 1996 between the
              Company and NCR Corporation is incorporated by reference to
              Exhibit 10(b) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

       10(y). Letter Agreement dated April 2, 1996 between Lucent
              Technologies Inc. and the Company regarding the applicability of the Intercompany Agreement to Lucent Technologies Inc. is incorporated by reference to Exhibit 10(c). of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

       10(z). Letter Agreement dated April 2, 1996 between Lucent
              Technologies Inc. and the Company regarding the License to Use Lucent Name and Mark is incorporated by reference to Exhibit 10(d) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

       10(aa).Letter Agreement dated April 18, 1996 between NCR Corporation and the Company regarding the applicability of the Intercompany Agreement to NCR Corporation is incorporated is incorporated by reference to Exhibit 10(e) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

       10(ab).Letter Agreement dated April 18, 1996 between NCR
              Corporation and the Company regarding the License to Use NCR Name and Mark is incorporated by reference to Exhibit 10(f) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

       10(ac).AT&T Capital Corporation 1993 Long Term Incentive Plan, as amended is incorporated by reference to the Company's Proxy Statement dated March 19, 1996.

       10(ad).Amendment to the AT&T Capital Corporation 1995 Senior
              Executive Annual Incentive Plan dated October 1, 1996 is incorporated by reference to Exhibit 10(a) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

       10(ae).Amendment to the AT&T Capital Corporation Supplemental
              Executive Retirement Plan dated October 1, 1996 is incorporated by reference to Exhibit 10(b) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

       10(af).Amendment to Share Performance Award under the AT&T Capital
              Corporation 1993 Long-Term Incentive Plan dated October 1, 1996 is incorporated by reference to Exhibit 10(c) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

      10(ag).Amendment  Number 2 to the AT&T Capital  Corporation 1993 Share
             Performance Incentive Plan dated October 1, 1996 is incorporated by reference to Exhibit 10(d) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended September 30, 1996, filed with the Securities Exchange Commission.

      10(ah).1996  AT&T  Capital  Corporation   Leadership   Severance  Plan
             effective October 1, 1996 is incorporated by reference to Exhibit 10(e) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

      10(ai).Employment Agreement between Antigua Acquisition Corporation and Thomas C. Wajnert dated September 30, 1996 is incorporated by reference to Exhibit 10(f) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

      10(aj).AT&T Capital  Corporation  Stock Option  Agreement dated October 1,
             1996 is incorporated by reference to Exhibit 10(g) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

     10(ak).AT&T Capital Corporation 1996 Long Term Incentive Plan dated October
            1, 1996 is incorporated by reference to Exhibit 10(h) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

     10(al).Credit  Agreement dated as of September 16, 1996, among AT&T Capital
            Corporation, the Banks Listed Herein and Morgan Guaranty Trust Company of New York, as Agent (5-year term) is incorporated by reference to Exhibit 10(i)of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

     10(am).Credit  Agreement  dated as of September  16, 1996,  among AT&T
            Capital Corporation, the Banks Listed Herein and Morgan Guaranty Trust Company of New York, as Agent (364-day term) is incorporated by reference to Exhibit 10(j) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

     10(an).Form of first  Amendment to Agreement  and Plan of Merger among AT&T
            Capital  Corporation,   AT&T  Corp.,   Hercules  Limited  and
            Antigua Acquisition Corporation dated August 20, 1996 is incorporated by reference to exhibit 10 of the registrant's Current Report on Form 8-K [No. 1-11237], filed with the Securities and Exchange Commission.

     10(ao).Amendment No. 2 to the 1996 AT&T Capital Corporation Leadership
            Severance Plan effective January 17, 1997.

     16 Letter on change in certifying accountants - to the Securities and Exchange Commission from Coopers & Lybrand L.L.P., dated February 12, 1997 is incorporated by reference to exhibit 16 of the registrant's Current Report on Form 8-K [No. 1-11237], filed with the Securities and Exchange Commission.

     12.    Computation of Ratio of Earnings to Fixed Charges.

     21.    Subsidiaries of the registrant.

     23.    Consent of Coopers & Lybrand L.L.P.

     24(a). Powers of Attorney executed by officers and directors who signed this report.

     24(b). Certificate of Corporate Resolution.

     27.    Financial Data Schedule

       (b)  Current Reports on Form 8-K:
            Reports on Form 8-K dated April 12, 1996, April 30, 1996,
            June 5, 1996, August 19, 1996, and November 1, 1996 were filed pursuant to Item 5 (Other Events). Current Report on Form 8-K dated October 1, 1996 was filed pursuant to Item 1 (Change in Control of Registrant).

                                                                SCHEDULE II

                          AT&T CAPITAL CORPORATION
                     VALUATION AND QUALIFYING ACCOUNTS
               YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                          (Dollars In Thousands)


Column A         Column B    Column C   Column D     Column E     Column F
---------------------------------------------------------------------------
                                                        Other
                 Balance at            Charge-offs,  Additions/     Balance
                 Beginning               Net of     (Deductions)    at End
                 of Period   Additions  Recoveries       (a)      of Period
---------------------------------------------------------------------------
1996
Allowance for
 Credit Losses:
U.S.:
 Lease Financing(1)$144,666  $ 69,931    $ 68,378    $ (64,096)  $  82,123
 Finance
  Receivables(2)     52,607    27,916      13,087      (16,586)     50,850
Foreign              25,947    15,758       4,847         (845)     36,013
--------------------------------------------------------------------------
Total              $223,220  $113,605    $ 86,312    $ (81,527)  $ 168,986
==========================================================================
1995
Allowance for
 Credit Losses:
U.S.:
 Lease Financing(1)$113,735  $ 66,505    $ 34,890    $   (684)    $144,666
 Finance
  Receivables(2)     46,637    15,167       9,043        (154)      52,607
Foreign              16,056     4,542       2,837       8,186       25,947
--------------------------------------------------------------------------
Total              $176,428  $ 86,214    $ 46,770    $  7,348     $223,220
==========================================================================
1994
Allowance for
 Credit Losses:
U.S.:
 Lease Financing(1)$ 95,196  $ 62,447    $ 32,919    $(10,989)    $113,735
 Finance
  Receivables(2)     56,974    13,488      21,347      (2,478)      46,637
Foreign               7,649     4,953       1,279       4,733       16,056
---------------------------------------------------------------------------
Total              $159,819  $ 80,888    $ 55,545    $ (8,734)    $176,428
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

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------



Our report on the consolidated financial statements of AT&T Capital Corporation and Subsidiaries is included on page 88 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed as an exhibit on page 102 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                        COOPERS & LYBRAND L.L.P.

1301 Avenue of the Americas
New York, New York
March 6, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 AT&T CAPITAL CORPORATION

                                                        Thomas C. Wajnert
                                                 By_____________________________
                                                        Thomas C. Wajnert,
March 18, 1997                                     (Chairman and Chief Executive
                                                             Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

T. C. Wajnert       Chairman and Chief
                    Executive Officer

Principal Financial Officer:

E. M. Dwyer         Senior Vice President,
                    Chief Financial Officer
                    and Risk Management Officer

                                                        Thomas C. Wajnert
                                               By _____________________________
Principal Accounting Officer:                        (Thomas C. Wajnert,
                                                    Attorney-in-fact* and
                                                    on his own behalf as
R. Oliu, Jr.        Vice President, Controller     Director and a Principal
                    and Chief Accounting Officer      Executive Officer).

Directors:
T. C. Wajnert
J. Appleton
J.V. Babcock                                          March 18, 1997
D.F. Banks
M.C. Chapman
G. Hands
H. Yamaji
J. J. Melone
B. Walker, Jr.                                       * by power of attorney

                                  EXHIBIT INDEX

Exhibit Number

     2      Certificate of Merger, filed October 1, 1996

     3(a). Restated Certificate of Incorporation of the registrant is incorporated by reference to Exhibit 3(i) of the registrant's Current Report on Form 8-K [No. 1-11237] dated October 1, 1996, filed with the Securities and Exchange Commission.

     3(b). Amended and Restated By-laws of the registrant is incorporated by reference to Exhibit 3(ii) of the registrant's Current Report on Form 8-K [No. 1-11237] dated October 1, 1996, filed with the Securities and Exchange Commission.

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

     4(c). Instruments other than described above in 4(a).and 4(b) that define the rights of holders of long-term debt of the registrant and all of its consolidated subsidiaries, are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

     4(d). Second Indenture Supplement dated as of January 10, 1997, to the Indenture incorporated by reference to Exhibit 4A-3 of the registrant's Registration Statement on Form S-3 [No. 33-18367] filed with the Securities and Exchange Commission.

    10(a). Operating Agreement between the registrant and AT&T dated as of June 25, 1993 is incorporated by reference to Exhibit 10.1 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

    10(b). First Amendment to Operating Agreement between the registrant and AT&T dated January 5, 1995 is incorporated by reference to Exhibit 10(b) of the registrant's Annual Report on Form 10-K [No. 1-11237] for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

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

    10(j). AT&T Capital Corporation 1993 Share Performance Incentive Plan is incorporated by reference to Exhibit 10.17 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

    10(k). Amendment Number 1 to the 1993 Share Performance Incentive Plan dated November 14, 1995 is incorporated by reference to Exhibit 10(o) of the registrant's Annual Report on Form 10-K [No. 1-11237] for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

    10(l). Restructuring Agreement dated as of March 29, 1993, among the Registrant, Old Capital, Old Credit and AT&T is incorporated by reference to Exhibit 10.18 of the registrant's Registration Statement on Form S-1 [No. 33-49605] filed with the Securities and Exchange Commission.

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

    10(o). AT&T Capital Corporation 1995 Annual Incentive Plan is incorporated by reference to Exhibit 10(w) of the registrant's Annual Report on Form 10-K [No. 1-11237] for the year ended December 31, 1994, filed with the Securities and Exchange Commission.

    10(p). AT&T Capital Corporation 1995 Senior Executive Annual Incentive Plan is incorporated by reference to Exhibit A of the registrant's definitive Proxy Statement dated March 20, 1995 issued in connection with the 1995 Annual Meeting of Stockholders.

    10(q). AT&T Capital Corporation Executive Benefit Plan as amended and restated effective as of December 4, 1995 is incorporated by reference to Exhibit 10(y) of the registrant's Annual Report on Form 10-K [No. 1-11237] for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

    10(r).  AT&T Capital Corporation Supplemental Executive Retirement
            Plan effective January 1, 1994 is incorporated by reference to
            Exhibit 10(z) of the registrant's Annual Report on Form 10-K
            [No. 1-11237] for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

    10(s). AT&T Capital Corporation Compensation Limit Excess Plan effective January 1, 1995 is incorporated by reference to Exhibit 10
            (aa) of the registrant's Annual Report on Form 10-K [No. 1-11237] for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

    10(t). Amendment to the AT&T Capital Corporation Compensation Limit Excess Plan dated October 1, 1995 is incorporated by reference to Exhibit 10(ab) of the registrant's Annual Report on Form 10-K [No. 1-11237] for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

    10(u).  AT&T Capital Corporation Leadership Severance Plan effective
            October 2, 1995 is incorporated by reference to Exhibit 10(ac) of the registrant's Annual Report on Form 10-K [No. 1-11237] for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

    10(v). The Agreement between the registrant and AT&T dated January 5, 1996 is incorporated by reference to Exhibit 10(ad) of the registrant's Annual Reporton Form 10-K [No. 1-11237] for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

    10(w). Lucent Technologies Operating Agreement dated as of April 2, 1996 between the Company and Lucent Technologies Inc is incorporated by reference to Exhibit 10(a) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

    10(x). NCR Operating Agreement dated as of May 6, 1996 between the Company and NCR Corporation is incorporated by reference to
            Exhibit 10(b) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

    10(y). Letter Agreement dated April 2, 1996 between Lucent Technologies Inc. and the Company regarding the applicability of the Intercompany Agreement to Lucent Technologies Inc. is incorporated by reference to Exhibit 10(c) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

    10(z). Letter Agreement dated April 2, 1996 between Lucent Technologies Inc. and the Company regarding the License to Use Lucent Name and Mark is incorporated by reference to Exhibit 10(d) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

    10(aa). Letter Agreement dated April 18, 1996 between NCR Corporation and the Company regarding the applicability of the Intercompany Agreement to NCR Corporation is incorporated is incorporated by reference to Exhibit 10(e) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

    10(ab). Letter Agreement dated April 18, 1996 between NCR Corporation and the Company regarding the License to Use NCR Name and Mark is incorporated by reference to Exhibit 10(f) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

    10(ac). AT&T Capital Corporation 1993 Long Term Incentive Plan, as amended is incorporated by reference to the Company's Proxy Statement dated March19, 1996.

    10(ad). Amendment to the AT&T Capital Corporation 1995 Senior Executive
            Annual Incentive Plan dated October 1, 1996 is incorporated by reference to Exhibit 10(a) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

    10(ae). Amendment to the AT&T Capital Corporation Supplemental
            Executive Retirement Plan dated October 1, 1996 is incorporated by reference to Exhibit 10(b) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

    10(af). Amendment to Share Performance Award under the AT&T Capital
            Corporation 1993 Long-Term Incentive Plan dated October 1, 1996 is incorporated by reference to Exhibit 10(c) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

    10(ag). Amendment Number 2 to the AT&T Capital Corporation 1993 Share
            Performance Incentive Plan dated October 1, 1996 is incorporated by reference to Exhibit 10(d) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended September 30, 1996, filed with the Securities Exchange Commission.

    10(ah). 1996 AT&T Capital Corporation Leadership Severance Plan effective October 1, 1996 is incorporated by reference to Exhibit 10(e) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

    10(ai). Employment Agreement between Antigua Acquisition Corporation and
            Thomas C. Wajnert dated September 30, 1996 is incorporated by reference to Exhibit 10(f) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

    10(aj). AT&T Capital Corporation Stock Option Agreement dated October 1,
            1996 is incorporated by reference to Exhibit 10(g) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

    10(ak). AT&T Capital Corporation 1996 Long Term Incentive Plan dated
            October 1, 1996 is incorporated by reference to Exhibit 10(h) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

    10(al). Credit Agreement dated as of September 16, 1996, among AT&T
            Capital Corporation, the Banks Listed Herein and Morgan Guaranty Trust Company of New York, as Agent (5-year term) is incorporated by reference to Exhibit 10(i)of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

    10(am). Credit Agreement dated as of September 16, 1996, among AT&T
            Capital Corporation, the Banks Listed Herein and Morgan Guaranty Trust Company of New York, as Agent (364-day term) is incorporated by reference to Exhibit 10(j) of the registrant's Quarterly Report on Form 10-Q [1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

    10(an). Form of first Amendment to Agreement and Plan of Merger among AT&T Capital Corporation, AT&T Corp., Hercules Limited and Antigua Acquisition Corporation dated August 20, 1996 is incorporated by reference to exhibit 10 of the registrant's Current Report on Form 8-K [No. 1-11237], filed with the ecurities and Exchange Commission.

    10(ao). Amendment No. 2 to the 1996 AT&T Capital Corporation Leadership
            Severance Plan effective January 17, 1997.

    16 Letter on change in certifying accountants - to the Securities and Exchange Commission from Coopers & Lybrand L.L.P., dated February 12, 1997 is incorporated by reference to exhibit 16 of the registrant's Current Report on Form 8-K [No. 1-11237], filed with the Securities and Exchange Commission.

    12.     Computation of Ratio of Earnings to Fixed Charges.

    21.     Subsidiaries of the registrant.

    23.     Consent of Coopers & Lybrand L.L.P.

    24(a). Powers of Attorney executed by officers and directors who signed this report.

    24(b).  Certificate of Corporate Resolution.

    27.     Financial Data Schedule