Form 10-Q
period 1997-03-31
AT&T CAPITAL CORP /DE/
filed 1997-05-15
CIK 897708

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                  FORM 10-Q

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended March 31, 1997

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


    No voting stock of this registrant is held by any non-affiliates of the registrant. At April 30, 1997, 90,337,379 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                   (Unaudited)


                                        For the Three Months
                                           Ended March 31,

                                           1997         1996*
                                         -------       -------
Revenues:
 Finance revenue                        $ 54,309      $ 47,252
 Capital lease revenue                    90,747       162,370
 Rental revenue on operating
  leases (A)                             196,723       158,079
 Revenue from securitizations
  and loan sales                          13,032         8,191
 Equipment sales                           8,176        18,706
 Other revenue, net                       57,943        44,676
                                         -------       -------
Total Revenues                           420,930       439,274
                                         -------       -------

Expenses:
 Interest                                105,318       113,587
 Operating and administrative            136,284       122,368
 Depreciation on operating leases        131,976       102,391
 Cost of equipment sales                   7,228        16,041
 Provision for credit losses              23,279        25,304
                                         -------       -------
Total Expenses                           404,085       379,691
                                         -------       -------

Distributions on Company-obligated
 preferred securities of subsidiary        4,530             -
                                         -------       -------
Income before income taxes                12,315        59,583

Provision for income taxes                 4,887        22,539
                                         -------       -------
Net Income                              $  7,428      $ 37,044
                                         =======       =======

 (A)  Includes $21,868 and $23,216 for the three months ended
      March 31, 1997 and 1996, respectively, from AT&T Corp.("AT&T"), Lucent Technologies Inc. ("Lucent") and NCR Corporation
      ("NCR")(herein, "AT&T/Lucent/NCR" or the "Former Affiliates").

      *Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                     AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                               (Dollars in Thousands)


                                         March 31,       December 31,
                                           1997             1996
                                        (Unaudited)
                                        ----------        ----------
ASSETS:
Cash and cash equivalents               $   22,431        $        -
Net investment in finance receivables    2,124,555         2,135,250
Net investment in capital leases         3,467,179         3,648,731
Net investment in operating
 leases, net of accumulated
 depreciation of $824,555 in
 1997 and $777,905 in 1996               1,407,321         1,403,470
Deferred charges and other assets          832,314           788,935
Deferred income taxes                      173,510           116,126
                                         ---------         ---------
Total Assets                            $8,027,310        $8,092,512
                                         =========         =========

LIABILITIES, PREFERRED SECURITIES AND SHAREOWNERS' EQUITY:
Liabilities:
Short-term notes, less unamortized
discounts of $2,741 in 1997 and
$3,112 in 1996                          $1,792,838        $1,867,247
Income taxes and other payables            485,882           580,575
Payables to affiliates and
 Former Affiliates                          36,762           139,706
Medium and long-term debt                4,797,356         4,597,677
                                         ---------         ---------
Total Liabilities                        7,112,838         7,185,205
                                         ---------         ---------

Commitments and contingencies

Preferred Securities:
 Company-obligated preferred
 securities of subsidiary                  200,000           200,000
                                         ---------         ---------

Shareowners' Equity:
Common stock, one cent par value:
 Authorized 150,000,000 shares,
 issued and outstanding, 90,337,339
 shares in 1997 and 90,198,571 shares
 in 1996                                       903               902
Additional paid-in capital                 637,180           633,676
Recourse loans to senior executives        (19,059)          (15,697)
Foreign currency translation
  adjustments                               (3,909)           (3,502)
Retained earnings                           99,357            91,928
                                         ---------         ---------
Total Shareowners' Equity                  714,472           707,307
                                         ---------         ---------

Total Liabilities, Preferred Securities
 and Shareowners' Equity                $8,027,310        $8,092,512
                                         =========         =========

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Thousands)
                                     (Unaudited)


                                                 For The Three Months
                                                    Ended March 31,

                                                 1997           1996*
                                               ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $    7,428      $   37,044
Noncash items included in income:
   Depreciation and amortization                 127,801         103,868
   Deferred taxes                                (49,888)         (5,825)
   Provision for credit losses                    23,279          25,304
   Revenue from securitizations and loan sales   (13,032)         (8,191)
Increase (decrease) in deferred charges and
   other assets                                  (13,580)         15,693
Decrease in income taxes and other payables      (88,765)        (20,439)
Increase (decrease) in payables to
   affiliates and Former Affiliates              (27,033)            953
                                               ---------       ---------

Net Cash Provided (used) by Operating Activities (33,790)        148,407
                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Financings and lease equipment purchases      (1,423,801)     (1,382,125)
Principal collections from customers,
 net of amounts included in income               925,204         984,602
Cash proceeds from securitizations and
 loan sales                                      421,667         126,189
                                               ---------       ---------
Net Cash Used for Investing Activities       $   (76,930)      $(271,334)
                                               ---------       ---------

                              (Continued)

                  AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Continued)
                          (Dollars in Thousands)
                                (Unaudited)


                                                   For The Three Months
                                                     Ended March 31,

                                                     1997        1996*

                                                  --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term notes, net               $  (74,409)    $(518,914)
Additions to medium and long-term debt           1,247,973       953,423
Repayments of medium and long-term debt         (1,040,413)     (278,099)
                                                ----------      --------
Decrease in payables to affiliates
   and Former Affiliates                                 -       (18,246)
Dividends paid                                           -        (5,162)
                                                ----------      --------

Net Cash (used) Provided by Financing
 Activities                                        133,151       133,002
                                                ----------      --------

Net Increase (decrease) in Cash and Cash
   Equivalents                                      22,431        10,075
Cash and Cash Equivalents at Beginning of Period         -         3,961
                                                ----------      --------

Cash and Cash Equivalents at End of Period      $   22,431     $  14,036
                                                ==========     =========


Non-Cash Investing and Financing Activities:

   In the first three months of 1997 and 1996, the Company entered into capital lease obligations of $1,693 and $2,431, respectively, for equipment that was subleased.

   * Certain 1996 amounts have been restated to conform to the 1997 presentation.

   The accompanying notes are an integral part of these Consolidated Financial Statements.

                   AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by AT&T Capital Corporation and its subsidiaries ("AT&T Capital" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. The results for interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.  Recent Pronouncements

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

        In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS No. 129, which is applicable to all entities, requires disclosure of information about the liquidation preference of preferred stock, redeemable stock, and certain other disclosures. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997 which for the Company will be 1997. Management does not expect that the adoption of SFAS No. 129 will have any impact on the consolidated financial statements.

3.  Subsidiary debentures

      The table below shows summarized consolidated financial information for AT&T Leasing Services, Inc. and AT&T Capital Services, both wholly owned subsidiaries of the Company. The Company has guaranteed, on a subordinated basis, payment in respect to debentures issued by these subsidiaries.

AT&T Capital Leasing Services, Inc.                For the three months ended
----------------------------------                 --------------------------
                                                            March 31,
                                                           -----------
                                                           (unaudited)
                                                     1997               1996
                                                     ----               ----
Total revenues                                    $ 36,120           $ 59,671
Interest expense                                    10,494             18,288
Operating and administrative expenses               20,617             20,796
Provision for credit losses                         14,581             10,567
Income before taxes                                (10,315)             9,468
Net income                                          (6,176)             5,700

                                                    March 31,     December 31,
                                                     1997            1996
                                                    --------      ------------
                                                   (unaudited)

Total assets                                       654,782            628,943
Total debt                                         564,874            507,180
Total liabilities                                  619,758            597,203
Total shareowner's equity                         $ 35,024           $ 31,742


AT&T Capital Services Corporation                  For the three months ended
---------------------------------                  --------------------------
                                                            March 31,
                                                           -----------
                                                           (unaudited)
                                                     1997               1996
                                                     ----               ----

Total revenues                                    $ 29,845           $ 23,820
Interest expense                                     1,618              1,088
Operating and administrative expenses               12,505              9,325
Provision for credit losses                            337                  -
Income before taxes                                    646              3,394
Net income                                             353              2,022

                                                   March 31,     December 31,
                                                     1997            1996
                                                    --------      ------------
                                                   (unaudited)

Total assets                                       156,940            161,232
Total debt                                         115,169            116,545
Total liabilities                                  141,432            145,565
Total shareowner's equity                         $ 15,508           $ 15,667

             AT&T CAPITAL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

        When included in this Quarterly Report on Form 10-Q, the words, "will", "should", "expects", "intends", "anticipates", "estimates" and similar expressions, among others, identify forward looking statements for purposes of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Such statements, which include statements contained in this
Item 2, inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. Such risks, many of which are beyond the control of AT&T Capital Corporation (the "Company"), and uncertainties include, among others, those described under "Risk Factors" included in Item 7 of the Company's 1996 Annual Report on Form 10-K. These forward looking statements are made only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release any update or revision to any forward looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

RESULTS OF OPERATIONS

Three months ended March 31, 1997 vs. March 31, 1996

     Unless otherwise indicated, all period to period comparisons represent activity or balances at or for the three months ended March 31, 1997 versus March 31, 1996.

     Net income of $7.4 million decreased $29.6 million, or 79.9%. First quarter 1997 net income was negatively impacted by a lower level of capital lease revenue as a result of the recent increased level of securitization activity, higher relative interest associated with a greater proportion of debt relative to on-balance sheet assets and distributions on Preferred Securities (as defined herein). These factors, which resulted from the Company's merger in the fourth quarter of 1996 (the "Merger"), reduced net income by approximately $35-$40 million. Somewhat offsetting these factors were increases in revenue from securitizations and loan sales, other revenue and operating lease margin.

      In light of the Company's significant securitization during the fourth quarter of 1996, coupled with the Company's post-Merger capital structure, management expects 1997 quarterly income results to continue to be less than the comparable 1996 periods. However, management expects 1997 earnings performance to improve relative to first quarter results as the Company realizes some of the deferred positive effects of its recent securitizations including increased residual realization.

      Finance revenue of $54.3 million increased $7.1 million, or 14.9%. An 18.5% increase in the average net finance receivables accounted for an $8.8 million increase, while the decrease in the average yield to 10.07% from 10.38% offset this increase by $1.7 million. Increases in the finance receivables portfolio were generated primarily through greater volume of large-ticket loans made in the structured and specialty finance portfolios and increased consumer loans in the Asia/Pacific Region. The decline in yield was experienced by many of the Company's businesses and relates to increased competitive pressures. In addition, a few unusually large nonearning accounts are also depressing the overall yield. See Credit Quality for discussion of these accounts.

     Capital lease revenue of $90.7 million decreased $71.6 million, or 44.1%, due primarily to a 42.7% decrease in the average net capital lease portfolio. The decrease in the average portfolio was primarily due to the $3.0 billion securitization in the fourth quarter of 1996 involving primarily capital leases. The overall yield on capital leases decreased from 10.4% to 9.89%. The reduction in yields occurred for several reasons including the effects of securitizing higher yielding assets, run-off of relatively higher yielding deals and pricing pressures. Securitizations generally include small-ticket products that usually have higher yields and margin. Therefore, as securitizations occur, the mix of these higher yielding products is reduced, decreasing yields. To clarify, higher yielding doesn't necessarily mean more profitable, as higher credit provision and servicing costs are commonly associated with these assets as well.

     Rental revenue on operating leases of $196.7 million increased $38.6 million, or 24.4%. Depreciation expense on operating leases of $132.0 million increased $29.6 million, or 28.9%. Rental revenue less associated depreciation ("operating lease margin") was $64.7 million, or 32.9% of rental revenue, compared with $55.7 million, or 35.2% of rental revenue for the comparable prior year period. The decreased operating lease margin relates primarily to increased depreciation on certain telecommunications equipment in lease renewal coupled with a slightly lower utilization rate of testing and diagnostic equipment.

     Net interest margin (finance revenue, capital lease revenue and rental revenue, less depreciation on operating leases and interest expense "margin") was $104.5 million or 5.79% of average net portfolio assets. This compares with a margin of $151.7 million or 6.57% for the same period last year. The reduced margin of $47.2 million is due to lower portfolio revenue, higher interest expense associated with the Company's post-Merger capitalization structure, somewhat offset by a lower cost of debt. Average net portfolio assets of $7.2 billion were $1.9 billion lower than the comparative prior year quarter generating lower portfolio revenue of $55.5 million. The Company's post-Merger capitalization structure includes higher debt relative to on-balance sheet assets. The interest expense associated with carrying such higher relative debt reduced the first quarter's margin by approximately $21.0 million. The lower level of portfolio assets reduced the level of debt required and associated interest expense by $23.8 million. A lower average cost of debt of 6.09% versus 6.52% contributed $5.5 million to margin.

     Revenue from sales of equipment of $8.2 million decreased 56.3% from $18.7 million. Similarly, cost of equipment sales of $7.2 million decreased from $16.0 million. Equipment sales revenue less associated cost of equipment sales ("equipment sales margin") was $0.9 million, or 11.6% of equipment sales revenue this quarter and $2.7 million, or 14.2% in the prior year quarter. The drop in both equipment sales revenue and margin highlights the unusually strong results attained in the previous year's first quarter. During 1996, equipment sales and margin were bolstered by strong demand for mainframes and emerging technology equipment. Volume and profitability from equipment sales tend to follow customer behavior and are generally difficult to predict.

      Securitization and loan sale revenue increased $5.8 million to $13.0 million. Higher securitization revenue accounted for $4.2 million of the increase, with the remaining increase of $1.6 million attributable to higher loan sales revenue. Higher securitization revenue was generated through the sale of $349.2 million of assets at the end of the first quarter of 1997 compared with a 1996 first quarter securitization of $75.0 million.

     Other revenue of $57.9 million increased $12.3 million, or 27.1%. Reflecting a higher managed asset base, service fee revenue more than doubled, up from $4.5 million to $9.7 million in 1997. Gain on asset sales increased $5.4 million to $26.1 million primarily as a result of strong activity in telecommunications equipment. Fee income of $5.0 million also doubled as compared to prior year due to providing software development services.

        Average borrowings outstanding decreased slightly to $6.9 billion from $7.0 billion. As discussed above, the recapitalization of the Company and the related higher debt balance relative to the asset base increased interest expense by approximately $21.0 million. Despite the higher leverage, interest expense of $105.3 million decreased 7.3%, or $8.3 million. A lower average cost of debt of 6.09%, compared with 6.52% in 1996, reduced interest expense by $7.5 million. The Company issued medium and long term debt in the first quarter at an average rate of 6.46%, compared to debt maturing at an average rate of 7.04%.

      The accompanying consolidated statement of income for the current period includes $4.5 million of distributions paid on trust originated, Company-obligated preferred securities of subsidiary. These distributions relate to $200 million of preferred securities (the "Preferred Securities") issued in connection with the recapitalization associated with the Merger.

     Operating and administrative ("O&A") expenses of $136.3 million increased $13.9 million, or 11.4%. Higher expenses are predominantly due to managing a higher level of owned and managed assets. As a percentage of owned and managed assets, first quarter annualized O&A expenses were 4.21% and 4.14% at March 31, 1997 and 1996, respectively. The slight increase in the aforesaid O&A ratio is mainly due to continuing business expansion activities and systems investments. The Company's goal is to reduce this ratio to 3.5% in a few of years. (Please refer to the first paragraph of Management's Discussion and Analysis of Financial Condition and Results of Operations, "Forward Looking Statements" for a discussion of the risks inherent in forward looking statements.)

     See "Credit Quality" below for a discussion of the provision for credit losses.

     The effective income tax rates were 39.7% and 37.8% for the first quarters of 1997 and 1996, respectively. The increase in the overall rate is due to higher effective state and foreign tax rates.

     The Company has continued to expand the volume of its non-AT&T/Lucent/NCR business. For the first quarter of 1997, non-AT&T/Lucent/NCR businesses represented 73.3%, 62.5% and (112.4)% of the Company's total assets, revenues and net income, respectively. That compares to 65.7%, 60.8% and 29.0%, of the Company's total assets, revenues and net income, respectively, for the first quarter of 1996. The 1997 non-AT&T/Lucent/NCR net loss is consistent with lower portfolio revenue generated from lower average net portfolio assets (as a result of the $3.0 billion securitization in the fourth quarter of 1996), increased costs incurred in connection with the foreign businesses and lower relative securitization gains. The Company anticipates ongoing securitization activity equal to approximately one-third of the Company's total annual volumes. Depending on the specific securitization, and the size and type of assets sold (i.e., non-AT&T/Lucent/NCR versus AT&T/Lucent/NCR), the mix of non-AT&T/Lucent/NCR and AT&T/Lucent/NCR income or loss, and to a lesser extent, assets and revenues will vary significantly from quarter to quarter. (Please refer to the first paragraph of Management's Discussion and Analysis of Financial Condition and Results of Operations, "Forward Looking Statements" for a discussion of the risks inherent in forward looking statements.)

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

     The following chart (dollars in millions) reflects the Company's portfolio credit performance indicators:

                                                     At            At
                                                  March 31,    December 31,
                                                1997    1996      1996
---------------------------------------------------------------------------
Allowance for credit losses                    $163.8    230.5   $169.0
Allowance for credit losses/Portfolio assets    2.29%    2.45%    2.30%
Non-accrual assets                             $160.2    130.2   $135.1
Non-accrual assets/Portfolio assets             2.24%    1.38%    1.84%
Net charge-offs*/Portfolio assets               1.17%     .54%    1.17%
Delinquency-owned assets
 (two months or greater)                        3.24%    1.92%    2.56%
Delinquency-owned and managed assets
 (two months or greater)                        2.76%    2.02%    2.18%


(*) Net charge-offs are based upon the twelve months ended March 31, 1997 and 1996 and December 31, 1996.

     The 1997 first quarter provision for credit losses of $23.3 million decreased $2.0 million, or 8.0% compared to the first quarter of 1996. The decrease in the provision is consistent with the decrease in small-ticket assets as a result of recent securitization activity. Generally the relative provisions recorded on medium and large-ticket transactions are lower than small-ticket assets.

        The allowance for credit losses has decreased proportionately with the decrease in portfolio assets as reflected in the related ratio.

        The increase in nonaccrual assets over March 31, 1996 is due to a $36.5 million loan to a pulp and paper facility and a $26.9 million project finance transaction. Excluding these unusually large accounts, nonaccrual assets would be $96.7 million, or 1.35% of portfolio assets. Adjusting December 31, 1996 for the pulp and paper facility, nonaccruals would have been 1.34% of portfolio assets.

        The increase in the delinquency since year-end of both owned and owned and managed assets by 68 and 58 basis points, respectively, is due to the project finance transaction discussed above and a $16.5 million delinquency of an airline customer.

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

FINANCIAL CONDITION

     As a result of securitization transactions, net portfolio assets decreased $0.2 billion to $7.0 billion at March 31, 1997 compared to December 31, 1996. In the first quarter of 1997, the Company securitized

$319.3 million of capital leases and $29.9 million of finance receivables. Capital leases decreased $181.6 million, which reflects the impact of the securitization offset in part by new capital lease originations. Despite the first quarter securitization, finance receivables remained essentially flat at $2.1 billion. The net investment in operating leases also remained unchanged at $1.4 billion.

     At March 31, 1997, the total portfolio assets managed by the Company on behalf of others was $4.9 billion, up from $4.8 billion at December 31, 1996. The increase reflects securitization activity partially offset by normal portfolio run-off activity. Of the total assets managed by the Company on behalf of others, 30.5% at March 31, 1997 and 31.1% at December 31, 1996 were assets managed on behalf of AT&T/Lucent/NCR.

LIQUIDITY AND CAPITAL RESOURCES

     In the first three months of 1997, the Company issued and repaid $11.1 billion of commercial paper and issued medium and long-term debt of $1.2 billion and repaid $.9 billion. In the first three months of 1996, the Company issued commercial paper of $5.8 billion and made repayments of $6.3 billion and issued medium and long-term debt of $1.0 billion and repaid $.3 billion.

     During the three month periods ended March 31, 1997 and 1996, principal collections from customers, proceeds from securitized receivables and loan sales aggregating $1.3 billion and $1.1 billion were received, respectively. These receipts were primarily used for finance receivables and lease equipment purchases of $1.4 billion in the first quarters of 1997 and 1996.

      The Company maintains a back-up credit facility of $1.8 billion. This facility, negotiated with a consortium of 25 lending institutions, supports its commercial paper. At March 31, 1997, this facility was unused. Under the most restrictive provision of the Company's back-up facility, the Company is required to maintain a minimum consolidated tangible net worth (based on a formula that includes a portion of current net income) of $550.6 million at March 31, 1997. The Company is in compliance with this and all other covenants of the agreement. To meet local funding requirements, the Company's foreign operations have available lines of credit of approximately $301.6 million, of which approximately $38.1 million was available at March 31, 1997.

      Net cash used by operating activities for the first quarter of 1997 was $33.8 million as compared to net cash provided of $148.4 million in the similar prior-year period. The change in the level of cash associated with operating activities is a function of lower net income (as previously discussed), decreased non-cash items and a reduction in the Company's payables in the first quarter.

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

      The Company's ratio of debt to equity plus Preferred Securities was 7.21 at March 31, 1997 similar to the December 31, 1996 ratio of 7.13.

ASSET AND LIABILITY MANAGEMENT

     AT&T Capital's asset and liability management process takes a coordinated approach to the management of interest rate and foreign currency risks. The Company's overall strategy is to match the duration and average cash flows of its borrowings with the duration and average cash flows of its portfolio assets, as well as the currency denominations of its borrowings with those of its portfolio assets, in a manner intended to reduce the Company's interest rate and foreign currency exposure. For a description of certain key elements of this process, including AT&T Capital's use of derivatives to mitigate risk, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     At March 31, 1997, the total notional amount of the Company's interest rate and currency swaps was $1.5 billion and $.6 billion, respectively, as compared to $1.4 billion and $.3 billion, respectively, as of December 31, 1996. The U.S. dollar equivalent of the Company's foreign currency forward exchange contracts was $1.0 billion and $.9 billion at March 31, 1997 and December 31, 1996, respectively.

     There were no past due amounts or reserves for credit losses at March 31, 1997 related to derivative transactions. The Company has never experienced a credit related charge-off associated with derivative transactions.

RECENT PRONOUNCEMENTS

     See Note 2 to the unaudited consolidated financial statements.

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of shareholders of the registrant was held on April 18, 1997.

         (b) Holders of common shares voted at this meeting on the following matter:

                      On April 17, 1997, in lieu of an annual meeting, Hercules
                   Holdings (Cayman) Limited, the majority stockholder of the Company, consented to (a) setting the number of directors constituting the Company's Board of Directors at nine, and
                   (b) electing the following persons to serve as directors of the Company until the next annual meeting of stockholders:

                             John Appleton
                             James V. Babcock
                             David F. Banks
                             Max C. Chapman, Jr.
                             Guy Hands
                             Joseph J. Melone
                             Thomas C. Wajnert
                             Brooks Walker, Jr.
                             Hiromi Yamaji

                      In compliance with Delaware law, the Company's other
                   stockholders received notification of the majority stockholder's consent to the aforementioned actions in lieu of an annual meeting.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

             Exhibit Number

             12.    Computation of Ratio of Earnings to Fixed Charges

             27.    Financial Data Schedule

         (b) Current reports on Form 8-K:

             Report on Form 8-K, dated February 12, 1997, was filed pursuant to
             Item 4 (Change in Registrant's Certifying Accountants).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AT&T CAPITAL CORPORATION



May 14, 1997                                 EDWARD M. DWYER
                                             ---------------
                                             Edward M. Dwyer
                                             Senior Vice President and
                                             Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBITS

Exhibit                          Description
Number

  12.    Computation of Ratio of Earnings to Fixed Charges

  27.    Financial Data Schedule