Form 10-Q
period 1997-06-30
AT&T CAPITAL CORP /DE/
filed 1997-08-14
CIK 897708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1997

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


    No voting stock of this registrant is held by any non-affiliates of the registrant. At July 31, 1997, 90,337,379 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                           (Dollars in Thousands)
                                  (Unaudited)


                           For the Three Months       For the Six Months
                             Ended June 30,             Ended June 30,

                             1997        1996*          1997       1996*
                          --------    --------       --------   --------
Revenues:
 Finance revenue          $ 54,857    $ 49,712       $109,166   $ 96,963
 Capital lease revenue      89,959     160,838        180,706    323,209
 Rental revenue on
  operating leases (A)     200,328     167,408        397,051    325,486
 Revenue from securitizations
  and loan sales            21,396       3,108         34,428     10,374
 Equipment sales            12,565      29,890         20,740     48,596
 Other revenue, net         57,288      49,655        115,231     95,256
                           -------     -------       --------    -------
  Total Revenues           436,393     460,611        857,322    899,884
                           -------     -------       --------    -------
Expenses:
 Interest                  108,852     116,485        214,169    230,072
 Operating and
  administrative           130,748     126,042        267,031    248,409
 Depreciation on
  operating leases         133,176     109,550        265,152    211,941
 Cost of equipment
  sales                     11,423      24,618         18,652     40,659
 Provision for credit
  losses                    22,678      23,232         45,957     48,536
                           -------     -------       --------    -------
  Total Expenses           406,877     399,927        810,961    779,617

 Distributions on Company
  -obligated preferred
  securities of subsidiary   4,530           -          9,060          -
                           -------     -------        -------    -------
Income before income
 taxes                      24,986      60,684         37,301    120,267

Provision for income
 taxes                       9,791      22,905         14,678     45,444
                          --------     -------       --------   --------
Net Income                $ 15,195    $ 37,779       $ 22,623   $ 74,823
                          ========    ========       ========   ========


A) Includes $21,187 for the three months ended June 30, 1996 and $44,403 for the six months ended June 30, 1996, respectively, from AT&T Corp.("AT&T"), Lucent Technologies Inc. ("Lucent") and NCR Corporation ("NCR")(herein, "AT&T/Lucent/NCR" or the "Former Affiliates").

    *Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

  The accompanying notes are an integral part of these Consolidated Financial Statements.

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                         June 30,       December 31,
                                           1997             1996
                                        ----------      -----------
                                        (Unaudited)
ASSETS:

Cash and cash equivalents               $    9,028        $        -
Net investment in finance receivables    2,146,147         2,135,250
Net investment in capital leases         3,560,019         3,648,731
Net investment in operating
 leases, net of accumulated
 depreciation of $872,024 in
 1997 and $777,905 in 1996               1,478,476         1,403,470
Deferred charges and other assets          799,505           788,935
Deferred income taxes                      183,922           116,126
                                         ---------         ---------
Total Assets                            $8,177,097        $8,092,512
                                         =========         =========

LIABILITIES, PREFERRED SECURITIES AND SHAREOWNERS' EQUITY:
Liabilities:
Short-term notes, less unamortized
 discounts of $5,720 in 1997 and
 $3,112 in 1996                         $1,631,155        $1,867,247
Income taxes and other payables            535,987           580,575
Payables to affiliates and
 Former Affiliates                          46,999           139,706
Medium and long-term debt                5,033,366         4,597,677
                                         ---------         ---------
Total Liabilities                        7,247,507         7,185,205
                                         ---------         ---------

Commitments and contingencies

Preferred Securities:
 Company-obligated preferred
 securities of subsidiary                  200,000           200,000
                                         ---------         ---------
Shareowners' Equity:
Common stock, one cent par value:
 Authorized 150,000,000 shares,
 issued and outstanding, 90,337,379
 shares in 1997 and 90,198,571 shares
 in 1996                                        903              902
Additional paid-in capital                  636,942          633,676
Recourse loans to senior executives         (16,821)         (15,697)
Foreign currency translation
 adjustments                                 (4,096)          (3,502)
Retained earnings                           112,662           91,928
                                          ---------        ---------
Total Shareowners' Equity                   729,590          707,307
                                          ---------        ---------
Total Liabilities, Preferred
 Securities and Shareowners' Equity      $8,177,097       $8,092,512
                                         ==========       ==========


                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                 For The Six Months
                                                    Ended June 30,

                                                 1997           1996*
                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $   22,623      $    74,823
Noncash items included in income:
   Depreciation and amortization                 254,793          213,536
   Deferred taxes                                (59,544)          (3,117)
   Provision for credit losses                    45,957           48,536
   Revenue from securitizations and loan sales   (34,428)         (10,374)
Decrease (increase) in deferred charges and
   other assets                                   44,069          (34,345)
(Decrease) increase in income taxes and other
   payables                                      (48,839)           4,092
(Decrease) increase in payables to
   affiliates and Former Affiliates              (27,245)             627
                                               ---------        ---------

Net Cash Provided by Operating Activities        197,386          293,778
                                               ---------        ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

Financings and lease equipment purchases      (2,903,909)      (2,901,826)
Principal collections from customers           1,750,266        2,009,146
Cash proceeds from securitizations and
 loan sales                                      768,945          199,136
                                               ---------        ---------
Net Cash Used for Investing Activities       $  (384,698)     $  (693,544)
                                               ---------        ---------

                              (Continued)

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)



                                                   For The Six Months
                                                      Ended June 30,

                                                     1997        1996*
                                                  --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) increase in short-term notes, net     $ (236,092)  $   20,801
  Additions to medium and long-term debt            1,848,471    1,281,350
  Repayments of medium and long-term debt          (1,416,039)   ( 729,641)
  Decrease in payables to Former Affiliates                 -      (18,253)
  Dividends paid                                            -      (10,324)
                                                    ---------    ---------
  Net Cash Provided by Financing Activities           196,340      543,933
                                                    ---------    ---------
  Net Increase in Cash and Cash
     Equivalents                                        9,028      144,167

  Cash and Cash Equivalents at Beginning of Period          0        3,961
                                                   ----------   ----------
  Cash and Cash Equivalents at End of Period       $    9,028   $  148,128
                                                   ==========   ==========



In the first six months of 1997 and 1996, the Company entered into capital lease obligations of $3,256 and $20,503, respectively, for equipment that was subleased.

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

    In July 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires total comprehensive income to be reported in a financial statement. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. SFAS No. 130 is effective for financial statements for periods ending after December 15, 1997 which for the Company will be 1997.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes a new model for segment reporting. The Statement requires reporting of financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. It also requires reporting of certain information about products and services, geographic areas of operation, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 which for the Company will be 1998. Comparative information for earlier years will be restated.

3. Derivative Disclosure

For a discussion regarding the Company's derivatives and related accounting policies, see Notes 2, 11, and 15 to the Consolidated Financial Statements included in the Company's 1996 Annual Report filed on Form 10-K. In addition, the following information is provided pursuant to the SEC's Financial Reporting Release No. 48 issued in 1997, the purpose of which is to enhance disclosures regarding derivatives and other financial instruments.

Foreign Currency Forward Exchange Contracts

The Company enters into foreign currency forward exchange contracts to manage foreign exchange risk (primarily British pounds and Canadian dollars). In the event of an early termination, sale or extinguishment of such a contract is determined to be a hedge, the gain or loss shall continue to be deferred over the remaining term of the contract. The exchange of the principal amount under the foreign currency forward exchange contracts is reflected in the statement of cash flows in the "short-term notes, net" amount since the underlying amount is generally commercial paper.

Interest Rate Swaps and Currency Swaps

Interest rate swaps and the interest component of the currency swaps generally include the exchange of interest payments without the exchange of underlying principal amounts. The difference between the two interest payments is recorded as an adjustment to interest expense and is reflected in the statement of cash flows in the "net income" amount. The exchange of the principal amount under the currency swap is reflected in the statement of cash flows in the "short-term notes, net" amount since the underlying amount is generally commercial paper.

4.  Subsidiary Debentures

      The table below shows summarized consolidated financial information for AT&T Capital Leasing Services, Inc. and AT&T Capital Services Corporation, both wholly owned subsidiaries of the Company. The Company has guaranteed, on a subordinated basis, payment on debentures issued by these subsidiaries.


AT&T Capital Leasing Services, Inc.                 For the six months ended
                                                            June 30,
                                                     (Dollars in Thousands)
                                                          (unaudited)

                                                      1997              1996
                                                      ----              ----
Total revenues                                     $ 75,929           $117,241
Interest expense                                     21,156            38,528
Operating and administrative expenses                41,492            41,531
Provision for credit losses                          24,051            21,371
Income (loss) before taxes                          (12,196)           14,724
Net (loss) income                                   ( 7,335)            8,864



                                                     June 30,       December 31,
                                                       1997             1996
                                                     --------       ------------
                                                    (unaudited)

Total assets                                         $668,373          $628,943
Total debt                                            558,749           507,180
Total liabilities                                     629,268           597,203
Total shareowner's equity                              39,105            31,742



AT&T Capital Services Corporation                      For the six months ended
                                                                June 30,
                                                         (Dollars in Thousands)
                                                              (unaudited)

                                                         1997             1996
                                                         ----             -----
Total revenues                                         $ 58,809        $ 50,809
Interest expense                                          3,395           2,321
Operating and administrative expenses                    23,517          20,883
Provision for credit losses                                 591               -
Income before taxes                                       2,344           5,753
Net income                                                1,356           3,415


                                                        June 30,     December 31,
                                                          1997            1996
                                                        --------     -----------
                                                      (unaudited)

Total assets                                            $150,913       $161,232
Total debt                                               112,269        116,545
Total liabilities                                        135,176        145,565
Total shareowner's equity                                 15,737         15,667



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

RESULTS OF OPERATIONS

Three months ended June 30, 1997 vs. June 30, 1996

    Unless otherwise indicated, all period to period comparisons represent activity or balances at or for the three months ended June 30, 1997 versus June 30, 1996.

    Net income of $15.2 million decreased $22.6 million, or 59.8%. Second quarter 1997 net income was lower due to the decreased level of capital lease revenue as a result of the recent increased level of securitization activity, higher interest expense associated with higher leverage, a lower level of sales of off-lease equipment, and distributions on Preferred Securities (as defined herein). The securitization of $3.1 billion of assets in the fourth quarter of 1996, higher leverage and the distributions on Preferred Securities resulting from the Company's recapitalization in connection with its merger in the fourth quarter of 1996 (the "Merger"), reduced net income by approximately $30-$35 million. Somewhat offsetting these factors were increases in revenue from securitizations and loan sales, operating lease margin and other revenue.

    In light of the Company's significant securitization during the fourth quarter of 1996, coupled with the Company's post-Merger recapitalization, management expects 1997 quarterly income results to continue to be significantly less than the comparable 1996 periods. However, management expects 1997 earnings performance to continue to improve as the Company more fully transitions to its new financing strategy of securitizing one-third of its annual volumes.

    Finance revenue of $54.8 million increased $5.1 million, or 10.4%. An 11.0% increase in the average net finance receivables accounted for $5.5 million of the increase, while the decrease in the average yield to 10.15% from 10.21% offset this increase by $0.4 million. Increases in the finance receivables portfolio were generated primarily through growth in the large-ticket structured finance and small-ticket portfolios. The decline in yield was experienced by many of the Company's businesses and relates to increased competitive pressures and the mix of the assets recently securitized (see below for a discussion of the impact of securitizations on yields). In addition, a few large nonearning accounts are also depressing the overall yield. See "Credit Quality" for a discussion of these accounts.

    Capital lease revenue of $90.0 million decreased $70.9 million, or 44.1%, due primarily to a 42.4% decrease in the average net capital lease portfolio. The decrease in the average portfolio was primarily due to the $3.0 billion securitization in the fourth quarter of 1996 involving primarily capital leases. The overall yield on capital leases decreased from 10.4% to 10.0%. The reduction in yields occurred for several reasons including the effects of securitizing higher yielding assets, run-off of relatively higher yielding leases and competitive pressures. The Company's securitizations have generally included small-ticket products having higher yields and margins as compared to larger ticket products. Therefore, as securitizations occur, the proportion of these higher yielding products in the Company's owned portfolio is reduced causing a decrease in yields. Higher yields are not necessarily associated with higher profitability, since these assets commonly carry higher credit provisions and servicing costs.

    Rental revenue on operating leases of $200.3 million increased $32.9 million, or 19.7%. Depreciation expense on operating leases of $133.2 million increased $23.6 million, or 21.6%. Rental revenue less associated depreciation ("operating lease margin") was $67.2 million, or 33.5% of rental revenue, compared with $57.9 million, or 34.6% of rental revenue for the comparable prior year period. The decreased operating lease margin relates primarily to increased depreciation on certain telecommunications equipment in lease renewal coupled with a slightly lower utilization rate of testing and diagnostic equipment.

    Net interest margin (finance revenue, capital lease revenue and rental revenue, less depreciation on operating leases and interest expense) ("margin") was $103.1 million or 5.73% of average net portfolio assets. This compares with a margin of $151.9 million or 6.54% for the same period last year. The reduced margin of $48.8 million is due to lower portfolio revenue and higher interest expense resulting from higher leverage associated with the Company's post-Merger recapitalization, offset by lower interest expense associated with carrying a lower level of portfolio assets. Average net portfolio assets of $7.2 billion were $2.2 billion lower than the comparative prior year quarter resulting in a decrease in portfolio revenue of approximately $61.6 million. A slight increase in the overall portfolio yield to 11.79% from 11.50%, due to a shift in the mix toward operating leases, offset the decrease in revenue by approximately $5.2 million. The Company's post-Merger recapitalization includes higher debt relative to assets, and the interest expense associated with carrying such higher relative debt reduced the second quarter's margin by approximately $21.0 million. The lower level of debt associated with a smaller asset base decreased interest expense by $28.6 million.

    Revenue from sales of equipment of $12.6 million decreased 58.0% from $29.9 million. Similarly, cost of equipment sales of $11.4 million decreased from $24.6 million. Equipment sales revenue less associated cost of equipment sales ("equipment sales margin") was $1.1 million, or 9.1% of equipment sales revenue this quarter and $5.3 million, or 17.6% in the prior year quarter. The drop in both equipment sales revenue and margin highlights the unusually strong results attained in the previous year's second quarter. During 1996, equipment sales and margin were bolstered by strong demand for mainframes and emerging technology equipment. Volume and profitability from equipment sales tend to follow customer behavior and generally are difficult to predict.

    Securitization and loan sales revenue increased $18.3 million to $21.4 million. Higher securitization revenue accounted for $14.8 million of the increase, with the remaining increase of $3.5 million attributable to higher loan sales revenue. Higher securitization and loan sales revenue was generated through the sale of $317.3 million of loans and leases in the second quarter of 1997 compared with $33.1 million in 1996.

    Other revenue of $57.3 million increased $7.6 million, or 15.4%. Service revenue more than doubled, up from $4.0 million to $10.1 million in 1997, reflecting a higher managed asset base. Fee income of $5.3 million grew from the $2.8 million earned in the prior year as a result of providing software development services. Somewhat offsetting these improvements was a $4.2 million decrease in gain on asset sales of $20.4 million primarily as a result of decreases in the automotive business due to competitive pressures.

    Average borrowings outstanding of $6.8 billion decreased 5.9%, or $.4 billion. This decrease was primarily due to a decrease in asset volume as a result of increased securitization activity. Interest expense of $108.9 million decreased 6.6%, or $7.6 million. The higher relative proportion of debt to assets contributed approximately $21.0 million in higher interest, which was more than offset by the approximately $28.6 million reduction to interest primarily resulting from carrying fewer assets. The Company's average cost of debt of 6.41% was slightly down from 6.46% in the prior year. The Company issued medium and long term debt in the second quarter at an average rate of 6.51%, compared to debt maturing at an average rate of 6.3%.

    Operating and administrative ("O&A") expenses of $130.7 million increased $4.7 million, or 3.7%. Higher expenses are predominantly due to managing a higher level of owned and managed assets. As a percentage of owned and managed assets, second quarter annualized O&A expenses were 4.03% and 4.11% at June 30, 1997 and 1996, respectively. The Company's goal is to reduce this ratio to 3.5% in a few years. (Please refer to the first paragraph of Management's Discussion and Analysis of Financial Condition and Results of Operations, "Forward Looking Statements" for a discussion of the risks inherent in forward looking statements.)

    See "Credit Quality" below for a discussion of the provision for credit losses.

    The accompanying consolidated statement of income for the current period includes $4.5 million of quarterly distributions paid on trust originated, Company-obligated preferred securities of subsidiary. These distributions relate to $200 million of preferred securities issued in connection with the recapitalization associated with the Merger (the "Preferred Securities").

    The effective income tax rates were 39.2% and 37.7% for the second quarters of 1997 and 1996, respectively. The increase in the overall rate is due to higher effective state and foreign tax rates.

    The Company has continued to expand its non-AT&T/Lucent/NCR business. For the second quarter of 1997, non-AT&T/Lucent/NCR businesses represented 74.0%, 65.2% and 8.9% of the Company's total assets, revenues and net income, respectively. That compares to 67.2%, 62.7% and 27.8%, of the Company's total assets, revenues and net income, respectively, for the second quarter of 1996. The decrease in non-AT&T/Lucent/NCR net income is consistent with lower portfolio revenue generated from lower average net portfolio assets (as a result of the $3.1 billion securitization in the fourth quarter of 1996), increased costs incurred in connection with the foreign businesses (largely non-AT&T/Lucent/NCR) and lower relative securitization gains compared to AT&T/Lucent/NCR related gains. The Company anticipates ongoing securitization activity equal to approximately one-third of the Company's total annual financing volumes. As a result, the assets, revenues and net income/(loss) of the non-AT&T/Lucent/NCR business will vary depending upon the mix of assets securitized. (Please refer to the first paragraph of Management's Discussion and Analysis of Financial Condition and Results of Operations, "Forward Looking Statements" for a discussion of the risks inherent in forward looking statements.)

Six months ended June 30, 1997 versus June 30, 1996

    Unless otherwise indicated, all period to period comparisons represent balances or activity at or for the six months ended June 30, 1997 versus June 30, 1996, respectively.

    Net income of $22.6 million decreased 69.8% from $74.8 million. Net income was lower due to the decreased level of capital lease revenue as a result of the recent increased level of securitization activity, higher interest expense associated with higher leverage and distributions on Preferred Securities. The impact of securitizing $3.1 billion of assets in the fourth quarter of 1996, higher leverage and the distributions on Preferred Securities resulting from the Company's recapitalization in connection with the Merger, reduced net income by approximately $65-$75 million. Somewhat offsetting these factors were increases in revenue from securitizations and loan sales, other revenue and operating lease margin.

    Finance revenue of $109.2 million increased 12.6% from $97.0 million. The 14.5% increase in average net finance receivables accounted for $14.0 million of the increase. A slightly lower yield of 10.09% from 10.26% offset $1.8 million of the increase. The growth in the portfolio was primarily due to the increase in the large-ticket structured finance and small-ticket portfolios. The reduction in yield is due to the same factors described in the three months ended June 30, 1997 discussion.

    Capital lease revenue of $180.7 million decreased 44.1% from $323.2 million due primarily to a 41.3% decrease in the average net capital lease portfolio. The decrease in the average portfolio was principally due to the $3.0 billion securitization in the fourth quarter of 1996 involving primarily capital leases.

    Revenue on operating leases of $397.1 million increased 22.0% and depreciation expense on operating leases of $265.2 million increased 25.1%. Operating lease margin was $131.9 million, or 33.2% of rental revenue compared with $113.5 million, or 34.9% of rental revenue. Refer to the three month discussion of operating lease revenue for a discussion of the variance.

    Net interest margin of $207.6 million or 5.74% of average net portfolio assets decreased from $303.6 million or 6.55% in the prior year. The reduced margin of $96.0 million is due to lower portfolio revenue, higher relative interest expense associated with the Company's post-Merger capitalization structure, offset by lower interest expense associated with carrying a lower level of portfolio assets. Average net portfolio assets of $7.2 billion were $2.0 billion lower than the comparative prior year generating lower portfolio revenue of approximately $117.3 million. A slight increase in the overall portfolio yield of 11.66% from 11.51%, due to a shift in the mix toward operating leases, offset the revenue drop by approximately $5.4 million. The Company's post-Merger recapitalization resulted in higher leverage. The interest expense associated with carrying such higher relative debt reduced the margin by approximately $42.0 million. The lower level of debt associated with a smaller asset base decreased interest expense by $57.9 million.

    Revenue from sales of equipment of $20.7 million decreased 57.3% from $48.6 million. Similarly, cost of equipment sales of $18.6 million decreased 54.1% from $40.7 million. Equipment sales margin of $2.1 million, or 10.1% of revenue from sales of equipment decreased from $7.9 million, or 16.3%. Refer to the three month discussion of results for a discussion of lower equipment sales revenue and margin.

    Securitization and loan sales revenue increased $24.1 million to $34.4 million. Higher securitization revenue accounted for $19.0 million of the increase, with the remaining increase of $5.1 million attributable to higher loan sales revenue. Higher securitization and loan sales revenue was generated through the sale of $708.6 million of loans and leases in the six months ended June 30, 1997 compared to $130.9 million for the prior year.

    Other revenue increased 21.0% to $115.2 million from $95.3 million. Service revenue more than doubled from $8.5 million to $19.8 million. Fee income of $10.3 million increased $5.1 million from $5.2 million. Refer to the three month discussion of other revenue for explanation of these increases.

    Average borrowings outstanding of $6.7 billion decreased 5.2%, or $.4 billion. This decrease was primarily due to a smaller asset base as a result of increased securitization activity. Interest expense of $214.2 million decreased 6.9%, or $15.9 million. The higher relative proportion of debt to assets contributed $42.0 million in higher interest, which was more than offset by the $57.9 million reduction to interest resulting from carrying fewer assets.

    O&A expenses of $267.0 million increased 7.5% from $248.4 million. This increase was due to increased costs associated with managing a higher level of assets. Total owned and managed assets of $13.0 billion grew 5.8% from the $12.3 billion reported at June 30, 1996. As a percent of owned and managed assets, annualized O&A expenses of 4.12% were up slightly from 4.05% at June 30, 1996. In addition to servicing a larger portfolio, certain technology systems investments and costs relating to the Company's separation from AT&T have contributed to the increase in the O&A ratio.

    See "Credit Quality" below for a discussion of the provision for credit losses.

    The accompanying consolidated statement of income for the current period includes $9.1 million of distributions paid on $200 million of Preferred Securities.

    The Company's effective income tax rate of 39.3% increased from 37.8%. Refer to the three month discussion for the explanation of the increase.

    Non-AT&T/Lucent/NCR businesses represented 74.0%, 63.9% and (30.9%) of the total assets, revenues and net income, respectively. That compares to 67.2%, 61.8% and 28.4%, respectively. The 1997 non-AT&T/Lucent/NCR net loss is consistent with lower portfolio revenue generated from lower average net portfolio assets (as a result of the $3.1 billion securitization in the fourth quarter of 1996), increased costs incurred in connection with the foreign businesses (largely non-AT&T/Lucent/NCR) and lower relative securitization gains compared to AT&T/Lucent/NCR related gains. Refer to the three month discussion for a description of certain factors affecting the non-AT&T/Lucent/NCR results.

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

    The following chart (dollars in millions) reflects the Company's portfolio credit performance indicators:

                                                     At            At
                                                  June 30,    December 31,
                                                1997    1996      1996
---------------------------------------------------------------------------
Allowance for credit losses                    $155.6  $238.6    $169.0
Allowance for credit losses/Portfolio assets    2.12%   2.44%     2.30%
Non-accrual assets                             $150.2  $150.3    $135.1
Non-accrual assets/Portfolio assets             2.05%   1.54%     1.84%
Net charge-offs*/Portfolio assets               1.08%    .55%     1.17%
Delinquency-owned assets
 (two months or greater)                        2.77%   1.99%     2.56%
Delinquency-owned and securitized assets
 (two months or greater)                        2.49%   2.09%     2.18%


(*) Net charge-offs are based upon the twelve months ended June 30, 1997 and 1996 and December 31, 1996.

    The 1997 second quarter provision for credit losses of $22.7 million decreased $.5 million, or 2.4% compared to the second quarter of 1996. For the first half of 1997, the provision for credit losses of $46.0 million reflects a 5.3% decrease over the prior years. These decreases are consistent with the decrease in small-ticket assets as a result of continuing securitization activity. Generally, the relative provisions recorded on medium and large-ticket transactions are lower than small-ticket assets.

    The increase in the ratio of net charge-offs/portfolio assets over the second quarter of 1996 is reflective of an $11.2 million write-off of a large financing taken in the third quarter of 1996.

    The decrease in the allowance for credit losses and related ratio is due to the decrease in portfolio assets and the portfolio shift away from small-ticket assets.

    The increase in nonaccrual assets to portfolio assets over June 30, 1996 is primarily due to a $27.1 million project finance transaction.

    The increase in the delinquencies since year-end and June 30, 1996 of both owned and owned and managed assets, is primarily due to the project finance transaction discussed above.

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

FINANCIAL CONDITION

    Net portfolio assets remained flat at $7.2 billion at June 30, 1997 compared to December 31, 1996. In the first half of 1997, the Company securitized $453.5 million of capital leases and $165.3 million of finance receivables. Capital leases decreased $88.7 million, which reflects the impact of the securitization offset, in part, by new capital lease originations. Finance receivable originations in the first half of 1997 offset the effect of securitizations, keeping finance receivables flat at $2.1 billion. The increase of $75.0 million in operating leases to $1.5 billion was experienced by many of the Company's businesses.

    The total owned and managed portfolio assets at June 30, 1997 of $13.0 billion increased slightly from $12.9 at December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    In the first six months of 1997, the Company issued short-term debt of $24.6 billion and repaid $24.8 billion (principally commercial paper) and issued medium and long-term debt of $1.8 billion and repaid $1.4 billion. In the first six months of 1996, the Company issued commercial paper of $12.6 billion and made repayments of $12.6 billion and issued medium and long-term debt of $1.3 billion and repaid $.7 billion.

    During the six month periods ended June 30, 1997 and 1996, principal collections from customers, proceeds from securitized receivables and loan sales aggregating $2.5 billion and $2.2 billion were received, respectively. These receipts were primarily used for finance receivables and lease equipment purchases of $2.9 billion in the first half of 1997 and 1996.

    The Company maintains a back-up credit facility of $1.8 billion. This facility, negotiated with a consortium of 25 lending institutions, supports its commercial paper. At June 30, 1997, this facility was unused. Under the most restrictive provision of the Company's back-up facility, the Company is required to maintain a minimum consolidated tangible net worth (based on a formula that includes a portion of current net income) of $558.2 million at June 30, 1997. The Company is in compliance with this and all other covenants of the agreement. As of June 30, 1997, the Company has $2.2 billion of debt securities available for issuance under an effective registration statement. To meet local funding requirements, the Company's foreign operations have available lines of credit of approximately $297.2 million, of which approximately $58.0 million was available at June 30, 1997.

    Net cash provided by operating activities for the first half of 1997 was $197.4 million as compared to net cash provided of $293.8 million in the similar prior-year period. The change in the level of cash associated with operating activities is a function of lower net income (as previously discussed) and a reduction in the Company's payables.

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

    The Company's ratio of debt to equity plus Preferred Securities was 7.17 at June 30, 1997 similar to the December 31, 1996 ratio of 7.13.

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

    At June 30, 1997, the total notional amount of the Company's interest rate and currency swaps was $2.1 billion and $.6 billion, respectively, as compared to $1.4 billion and $.3 billion, respectively, as of December 31, 1996. The U.S. dollar equivalent of the Company's foreign currency forward exchange contracts was $1.1 billion and $.9 billion at June 30, 1997 and December 31, 1996, respectively.

    There were no past due amounts or reserves for credit losses at June 30, 1997 related to derivative transactions. The Company has never experienced a credit related charge-off associated with derivative transactions.

RECENT PRONOUNCEMENTS

    See Note 2 to the unaudited consolidated financial statements. financial statements.

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

            Exhibit Number

                 10 (a) Letter Agreement dated as of May 30, 1997 between and among registrant, Thomas C. Wajnert, and Nomura International plc covering the resignation of Thomas
                            C. Wajnert from the position of Chief Executive Officer.

                 10 (b) Employment Agreement dated as of May 30, 1997 between the registrant and David F. Banks.

                 12.        Computation of Ratio of Earnings to Fixed Charges

                 27.        Financial Data Schedule

         (b) Current reports on Form 8-K:

                     Report on Form 8-K, dated May 30, 1997, was filed pursuant to Item 5 (Other Events).

                     Report on Form 8-K, dated May 12, 1997, was filed pursuant to Item 5 (Other Events).

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   AT&T CAPITAL CORPORATION

                                                   /s/ RAMON OLIU, JR.
                                                   ---------------------------
August 13, 1997                                        Ramon Oliu, Jr.
                                                   Senior Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBITS

Exhibit                          Description
Number

 10 (a) Letter Agreement dated as of May 30, 1997 between and among registrant, Thomas C. Wajnert, and Nomura International plc covering the resignation of Thomas C. Wajnert from the position of Chief Executive Officer.

 10 (b) Employment Agreement dated as of May 30, 1997 between the registrant and David F. Banks.

 12.      Computation of Ratio of Earnings to Fixed Charges

 27.      Financial Data Schedule