Form 10-Q/A
period 1997-06-30
AT&T CAPITAL CORP /DE/
filed 1997-09-18
CIK 897708

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                          FORM 10-Q/A (Amendment No. 1)

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

2                                                                    FORM 10 Q/A




The undersigned registrant hereby amends Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of its Form 10-Q filed with the Securities and Exchange Commission on August 13, 1997, for the quarter ended June 30, 1997, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

The following changes have been made within the "Results of Operations" of Item
2:

        For the three months ended June 30,1997 versus June 30, 1996 discussion of capital lease revenue (page 4):

"The decrease in the average portfolio was primarily due to the $3.0 billion securitization in the fourth quarter of 1996 involving primarily capital leases." was changed to "The decrease in the average portfolio was primarily due to the $3.1 billion securitization in the fourth quarter of 1996 involving primarily capital leases."

        For the six months ended June 30,1997 versus June 30, 1996 discussion of capital lease revenue (page 7):

"The decrease in the average portfolio was principally due to the $3.0 billion securitization in the fourth quarter of 1996 involving primarily capital leases." was changed to "The decrease in the average portfolio was principally due to the $3.1 billion securitization in the fourth quarter of 1996 involving primarily capital leases."

The entire text of Item 2, reflecting the aforementioned correction, is set forth in the pages attached hereto.

3                                                                    FORM 10 Q/A



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

     Net income of $15.2 million decreased $22.6 million, or 59.8%. Second quarter 1997 net income was lower due to the decreased level of capital lease revenue as a result of the recent increased level of securitization activity, higher interest expense associated with higher leverage, a lower level of sales of off-lease equipment, and distributions on Preferred Securities (as defined herein). The securitization of $3.1 billion of assets in the fourth quarter of 1996, higher leverage and distributions on Preferred Securities resulting from the Company's recapitalization in connection with its merger in the fourth quarter of 1996 (the "Merger"), reduced net income by approximately $30-$35 million. Somewhat offsetting these factors were increases in revenue from securitizations and loan sales, operating lease margin and other revenue.

4                                                                    FORM 10 Q/A


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

     Capital lease revenue of $90.0 million decreased $70.9 million, or 44.1%, due primarily to a 42.4% decrease in the average net capital lease portfolio. The decrease in the average portfolio was primarily due to the $3.1 billion securitization in the fourth quarter of 1996 involving primarily capital leases. The overall yield on capital leases decreased from 10.4% to 10.0%. The reduction in yields occurred for several reasons including the effects of securitizing higher yielding assets, run-off of relatively higher yielding leases and competitive pressures. The Company's securitizations have generally included small-ticket products having higher yields and margins as compared to larger ticket products. Therefore, as securitizations occur, the proportion of these higher yielding products in the Company's owned portfolio is reduced causing a decrease in yields. Higher yields are not necessarily associated with higher profitability, since these assets commonly carry higher credit provisions and servicing costs.

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

     Net interest margin (finance revenue, capital lease revenue and rental revenue, less depreciation on operating leases and interest expense) ("margin") was $103.1 million or 5.73% of average net portfolio assets. This compares with a margin of $151.9 million or 6.54% for the same period last year. The reduced margin of $48.8 million is due to lower portfolio revenue and higher interest expense resulting from higher leverage associated with the Company's post-Merger recapitalization, offset by lower interest expense associated with carrying a lower level of portfolio assets. Average net portfolio assets of $7.2 billion were $2.2 billion

5                                                                    FORM 10 Q/A



lower than the comparative prior year quarter resulting in a decrease in portfolio revenue of approximately $61.6 million. A slight increase in the overall portfolio yield to 11.79% from 11.50%, due to a shift in the mix toward operating leases, offset the decrease in revenue by approximately $5.2 million. The Company's post-Merger recapitalization includes higher debt relative to assets, and the interest expense associated with carrying such higher relative debt reduced the second quarter's margin by approximately $21.0 million. The lower level of debt associated with a smaller asset base decreased interest expense by approximately $28.6 million.

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

     Average borrowings outstanding of $6.8 billion decreased 5.9%, or $.4 billion. This decrease was primarily due to a decrease in asset volume as a result of increased securitization activity. Interest expense of $108.9 million decreased 6.6%, or $7.6 million. The higher relative proportion of debt to assets contributed approximately $21.0 million in higher interest, which was more than offset by approximately $28.6 million reduction to interest primarily resulting from carrying fewer assets. The Company's average cost of debt of 6.41% was down slightly from 6.46% in the prior year. The Company issued medium and long term debt in the second quarter at an average rate of 6.51%, compared to debt maturing at an average rate of 6.3%.

     Operating and administrative ("O&A") expenses of $130.7 million increased $4.7 million, or 3.7%. Higher expenses are predominantly due to managing a higher level of owned and managed assets. As a percentage of owned and managed assets, second quarter annualized O&A expenses were 4.03% and 4.11% at June 30, 1997 and 1996, respectively. The Company's goal is

6                                                                    FORM 10 Q/A



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

7                                                                    FORM 10 Q/A



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

     Capital lease revenue of $180.7 million decreased 44.1% from $323.2 million due primarily to a 41.3% decrease in the average net capital lease portfolio. The decrease in the average portfolio was principally due to the $3.1 billion securitization in the fourth quarter of 1996 involving primarily capital leases.

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

8                                                                    FORM 10 Q/A


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

9                                                                    FORM 10 Q/A



The following chart (dollars in millions) reflects the Company's portfolio credit performance indicators:



                                                      At                At
                                                   June 30,         December 31,
                                                1997       1996        1996
---------------------------------------------------------------------------------
Allowance for credit losses                    $155.6    $238.6      $169.0
Allowance for credit losses/Portfolio assets      2.12%     2.44%       2.30%
Non-accrual assets                             $150.2    $150.3      $135.1
Non-accrual assets/Portfolio assets               2.05%     1.54%       1.84%
Net charge-offs*/Portfolio assets                 1.08%      .55%       1.17%
Delinquency-owned assets
 (two months or greater)                          2.77%     1.99%       2.56%
Delinquency-owned and securitized assets
 (two months or greater)                          2.49%     2.09%       2.18%

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

10                                                                   FORM 10 Q/A


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

11                                                                   FORM 10 Q/A


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

                                         AT&T CAPITAL CORPORATION

                                         RAMON OLIU, JR.

                                         -------------------------
September 18, 1997                       Ramon Oliu, Jr.
                                         Senior Vice President and
                                         Chief Financial Officer