Form 10-Q
period 1997-09-30
AT&T CAPITAL CORP /DE/
filed 1997-11-13
CIK 897708

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                  FORM 10-Q

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1997

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

                      Telephone Number 973-397-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   -----     -----


At October 31, 1997, 90,337,379 shares of common stock, par value $.01 per share, were outstanding.

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in Thousands)
                                (Unaudited)

                             For the Three Months       For the Nine Months
                              Ended September 30,        Ended September 30,

                               1996*            1997          1996*        1997
                              -------------------------------------------------
Revenues:
 Finance revenue             $ 52,393     $ 57,251      $149,357  $  166,417
 Capital lease revenue        169,148       87,066       492,357     267,773
 Rental revenue on
  operating leases (a)        179,894      210,526       505,380     607,576
 Equipment sales               24,012       14,387        72,608      35,127
 Revenue from
  securitizations
  and loan sales                3,481        8,018        13,855      42,447
 Other revenue, net            41,681       66,607       136,937     181,838
                              -------      -------     ---------   ---------
Total Revenues                470,609      443,855     1,370,494   1,301,178
                              -------      -------     ---------   ---------

Expenses:
 Interest                     120,288      112,901       350,359     327,071
 Operating and
  administrative ("O&A")      126,762      135,900       375,172     402,930
 Depreciation on
  operating leases            117,394      137,214       329,336     402,367
 Cost of equipment
  sales                        21,018       13,000        61,677      31,652
 Provision for credit
  losses                       22,918       21,236        71,454      67,193
                              -------      -------     ---------   ---------
Total Expenses                408,380      420,251     1,187,998   1,231,213
                              -------      -------     ---------   ---------

Distributions on Preferred
 Securities                         -        4,530             -      13,590
                              -------      -------     ---------   ---------
Income before taxes            62,229       19,074       182,496      56,375
                              -------      -------     ---------    --------
Provision for income
 taxes                         21,762        5,899        67,206      20,577
                              -------      -------     ---------   ---------
Net Income                    $40,467      $13,175     $ 115,290   $  35,798
                              =======      =======     =========   =========

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

     (a)  Includes $22,821 and $21,481 for the three months ended
          September 30, 1996 and 1997, respectively, and $67,224 and $64,339 for the nine months ended September 30, 1996 and 1997, respectively, from AT&T Corp.("AT&T"), Lucent Technologies Inc. ("Lucent"), and NCR Corporation ("NCR")(herein, "AT&T/Lucent/NCR" or the "Former Affiliates").

     *Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

     The accompanying notes are an integral part of these consolidated financial statements.

                  AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                           September 30,
                                        December 31,           1997
                                           1996*            (Unaudited)
                                        --------------------------------
Assets:
 Cash and cash equivalents             $         -       $    44,703
 Net investment in finance
  receivables                            2,135,250         2,353,302
 Net investment in capital
  leases                                 3,648,731         3,633,915
 Investment in operating
  leases, net of accumulated
  depreciation of $777,905 in
  1996 and $910,137 in 1997              1,403,470         1,669,505
 Deferred charges and other assets         788,935           837,957
 Deferred income taxes                     116,126           246,306
                                       -----------       -----------
Total Assets                           $ 8,092,512       $ 8,785,688
                                       ===========       ===========
Liabilities, Preferred Securities and Shareowners' Equity:
 Liabilities:
 Short-term notes, less unamortized
  discount of $3,112 in 1996 and
  $20,649 in 1997                      $ 1,867,247       $ 2,209,121
 Income taxes and other payables           580,575           475,748
 Payables to affiliates and
  Former Affiliates                        139,706            41,637
 Medium and long-term debt               4,597,677         5,109,607
                                        ----------        ----------
 Total Liabilities                       7,185,205         7,836,113
                                        ----------        ----------
Commitments and contingencies
Company-obligated Preferred Securities:    200,000          200,000
                                           -------          -------
Shareowners' Equity:
 Common stock, one cent par value:
  Authorized 150,000,000 shares,
  issued and outstanding, 90,198,571 shares
  in 1996 and 90,337,379 shares in 1997        902               903
 Additional paid-in capital                633,676           636,942
 Recourse loans to senior executives       (15,697)          (16,259)
 Unrealized gain on marketable
  securities, net of taxes                       -             5,889
 Foreign currency translation
  adjustments                               (3,502)           (3,737)
 Retained earnings                          91,928           125,837
                                       -----------       -----------
Total Shareowners' Equity                  707,307           749,575
                                       -----------       -----------
Total Liabilities, Preferred
 Securities and Shareowners' Equity    $ 8,092,512       $ 8,785,688
                                       ===========       ===========

        *Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

        The accompanying notes are an integral part of these consolidated financial statements.

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                  For The Nine Months
                                                  Ended September 30,
                                                   1996*           1997
                                               ----------     ----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                     $ 115,290      $   35,798
Noncash items included in income:
   Depreciation and amortization                 387,183         440,039
   Deferred taxes                                (17,034)       (123,443)
   Provision for credit losses                    71,454          67,193
   Revenue from securitizations and loan sales   (13,855)        (42,447)
(Increase) decrease in deferred charges and
   other assets                                  (63,995)         15,860
Decrease in income taxes and
   other payables                               (109,789)       (109,937)
Increase (decrease) in payables to
   affiliates and Former Affiliates                1,782         (26,935)
                                              ----------      ----------
Net Cash Provided by Operating Activities        371,036         256,128
                                              ----------      ----------
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of finance asset portfolios            (148,109)              -
Financings and lease equipment purchases      (4,170,561)     (4,576,049)
Principal collections from customers           2,999,188       2,516,046
Cash proceeds from securitizations and
 loan sales                                      248,720         959,806
                                             -----------      ----------
Net Cash Used for Investing Activities       $(1,070,762)    $(1,100,197)
                                             -----------     -----------

                              (Continued)

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                   For The Nine Months
                                                   Ended September 30,
                                                   1996*         1997
                                               ------------  -----------
CASH FLOW FROM FINANCING ACTIVITIES:
Increase in short-term notes, net               $  790,842    $  341,875
Additions to medium and long-term debt           1,288,102     2,327,525
Repayments of medium and long-term debt         (1,101,718)   (1,780,628)
Decrease in payables to Former Affiliates         (247,397)            -
Dividends paid                                     (15,490)            -
                                                 ---------     ---------
Net Cash Provided by Financing Activities          714,339       888,772
                                                 ---------     ---------
Net Increase in Cash and Cash Equivalents           14,613        44,703

Cash and Cash Equivalents at Beginning of Period     3,961             -
                                                 ---------     ---------
Cash and Cash Equivalents at End of Period      $   18,574    $   44,703
                                                ==========    ==========


Non-Cash Investing and Financing Activities:

        In the first nine months of 1996 and 1997, the Company entered into capital lease obligations of $24,456 and $3,500, respectively, for equipment that was subleased.

        *Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

   The accompanying notes are an integral part of these consolidated financial statements.

                   AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by AT&T Capital Corporation and its subsidiaries ("AT&T Capital" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. The results for interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the current year's previously issued Form 10-Qs.

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

     In June 1996, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practical. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer. This statement was effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and its application is prospective. In December 1996, SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" was issued. Management does not expect the adoption of either standard to have a material impact on the Company's consolidated financial statements.

        In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS No. 129, which is applicable to all entities, requires disclosure of information about the liquidation preference of preferred stock, redeemable stock, and certain other disclosures. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997 which for the Company will be 1997. Management does not expect that the adoption of SFAS No. 129 to have any impact on the Company's consolidated financial statements.

      In July 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires total comprehensive income to be reported in a financial statement. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997 which for the Company will be 1998. Comparative information for earlier years will be restated.

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

Foreign Currency Forward Exchange Contacts

        The Company enters into foreign currency forward exchange contracts to manage foreign exchange risk (primarily British pounds and Canadian dollars). In the event of an early termination, sale or extinguishment of such a contract that is determined to be a hedge, the gain or loss shall continue to be deferred over the remaining term of the contract. The exchange of the principal amount under the foreign currency forward exchange contracts is reflected in the statement of cash flows in the "short-term notes, net" amount since the underlying amount is generally commercial paper.

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

4.  Subsidiary Debentures

      The table below shows summarized consolidated financial information for AT&T Capital Leasing Services, Inc. and AT&T Capital Services Corporation, both wholly owned subsidiaries of the Company. The Company has guaranteed, on a subordinated basis, payment on debentures issued by these subsidiaries. (dollars in thousands)


AT&T Capital Leasing Services, Inc.                For the nine months ended
                                                        September 30,
                                                         (unaudited)
                                                  1996                  1997
                                                  ----                  ----
Total revenues                                 $176,342              $ 98,042
Interest expense                                 59,653                32,428
Operating and administrative expenses            61,848                62,235
Provision for credit losses                      32,393                31,179
Income (loss) before taxes                       20,719               (29,926)
Net (loss) income                                12,477               (18,118)

                                               December 31,    September 30,
                                                   1996             1997
                                                   ----             ----
                                                                (unaudited)
Total assets                                     $628,945       $829,478
Total debt                                        507,180        729,082
Total liabilities                                 597,203        782,540
Total shareowner's equity                          31,742         46,938



AT&T Capital Services Corporation            For the nine months ended
                                                   September 30,
                                                    (unaudited)

                                                    1996            1997
                                                    ----            ----
Total revenues                                   $ 81,188        $ 86,512
Interest expense                                    3,656           5,089
Operating and administrative expenses              32,620          34,881
Provision for credit losses                             -           1,139
Income before taxes                                 9,601           4,983
Net income                                          5,723           2,930

                                                December 31,     September 30,
                                                    1996             1997
                                                    ----             ----
                                                                  (unaudited)
Total assets                                      $161,232        $149,399
Total debt                                         116,545         112,193
Total liabilities                                  145,565         135,186
Total shareowner's equity                           15,667          14,213

5.  Sale of Equity Securities

      In October 1997, the Company recognized a pre-tax gain of $12.4 million on the disposition of certain equity securities. On September 30, 1997, these securities were classified as available for sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and, therefore, the related unrecognized after-tax gain of $5.9 million was included in shareowners' equity. The Company receives equity securities (e.g., warrants and common stock) in connection with the structuring of some of its complex capital markets transactions. As of September 30, 1997, no other such equity security was required to be marked to market pursuant to SFAS No. 115.

6. Subsequent Events

      On November 4, 1997 the Company announced that it had plans to exit certain businesses which represent approximately 11 percent and nine percent of the Company's assets and revenues, respectively, at and for the first nine months of 1997. On November 6, the Company entered into a definitive agreement for the sale of one of these businesses, its inventory financing business unit, which represented two percent and less than one-half percent of the Company's assets and revenues, respectively, at and for the first nine months of 1997. Management does not expect to recognize a loss on the sale of these businesses.

        On November 4, 1997, the Company confirmed that it was engaged in discussions about a possible business combination with Newcourt Credit Group, a major asset finance company headquartered in Toronto, Canada ("Newcourt"). On November 4, 1997, Newcourt also confirmed discussions with the Company regarding a "possible business combination to be financed by equity issued by Newcourt pursuant to a prospectus and a share exchange with [the Company's] shareholders". No definitive agreement regarding any such transaction has been signed at the time of this filing.

      Due to such possible business combination, the Company currently is not issuing medium and long-term debt in the public market. Therefore, subsequent to September 30, 1997, the Company issued notes of $500 million in aggregate principal amount to an affiliate to fund interim cash flow requirements.

      Because of such possible business combination, one of the Company's rating agencies, Moody's Investors Service, has placed the Company's rating "On Review with Direction Uncertain".

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

        When included in this Quarterly Report on Form 10-Q, the words, "will", "should", "expects", "intends", "anticipates", "estimates" and similar expressions, among others, identify forward looking statements for purposes of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Such statements, which include statements contained in this
Item 2, inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. Such risks and uncertainties, many of which are beyond the control of AT&T Capital Corporation (the "Company"), include, among others, those described under "Risk Factors" included in Item 7 of the Company's 1996 Annual Report on Form 10-K. These forward looking statements are made only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release any update or revision to any forward looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Subsequent Events

      On November 4, 1997 the Company announced that it had plans to exit certain businesses which represent approximately 11 percent and nine percent of the Company's assets and revenues, respectively, at and for the first nine months of 1997. On November 6, the Company entered into a definitive agreement for the sale of one of these businesses, its inventory financing business unit, which represented two percent and less than one-half percent of the Company's assets and revenues, respectively, at and for the first nine months of 1997. Management does not expect to recognize a loss on the sale of these businesses.

        On November 4, 1997, the Company confirmed that it was engaged in discussions about a possible business combination with Newcourt Credit Group, a major asset finance company headquartered in Toronto, Canada ("Newcourt"). On November 4, 1997, Newcourt also confirmed discussions with the Company regarding a "possible business combination to be financed by equity issued by Newcourt pursuant to a prospectus and a share exchange with [the Company's] shareholders". No definitive agreement regarding any such transaction has been signed at the time of this filing.

      Due to such possible business combination, the Company currently is not issuing medium and long-term debt in the public market. Therefore, subsequent to September 30, 1997, the Company issued notes of $500 million in aggregate principal amount to an affiliate to fund interim cash flow requirements.

      Because of such possible business combination, one of the Company's rating agencies, Moody's Investors Service, has placed the Company's rating "On Review with Direction Uncertain".

The Merger, Related Transactions and Future Results

        In 1996, the Company was acquired by an investor group financed by Nomura International plc which included certain members of management in a transaction that valued the Company's equity at approximately $2.2 billion (the "Merger"). The purchase price was funded with $1.1 billion of the net proceeds from the securitization of $3.1 billion of lease and loan receivables in October of 1996 (the "1996 Securitization"), the issuance of $200 million of Company-obligated preferred securities (the "Preferred Securities"), and $900 million of equity from the investor group.

        The 1996 Securitization represented approximately one-third of total assets and the related gain contributed approximately $80.2 million, or 48% of the Company's net income in 1996. The mix of assets sold was split approximately equally between (a) AT&T, Lucent Technologies Inc., and NCR Corporation (herein collectively the "Former Affiliates") and (b) customers other than the Former Affiliates ("Other Clients"). As a result of the 1996 Securitization, 1997 and future periods will be impacted by reduced earning assets and less finance revenue. In addition, the Company anticipates a decreased level of securitization revenue, offset in part by increased servicing revenues. The Company's post-Merger recapitalization structure also resulted in higher leverage and, consequently, higher relative interest expense. As a result of securitizing higher yielding assets in 1996, and the increased ratio of debt to equity, the Company expects the 1997 net interest margin (as defined below) to decrease relative to 1996.

Financial Overview

Financing volume, portfolio assets and  net portfolio revenue

        Financing volumes, one of the most important financial indicators of a leasing company, are generally measured by the amount of the loan or cost of the equipment financed at the inception of the loan or lease agreement. The financing is then recorded on the balance sheet as an investment in finance receivables, capital leases or operating leases (together known as "Portfolio Assets"). The lease classification is based upon certain criteria under the Statement of Financial Accounting Standards No. 13, as amended ("SFAS 13").

        For loans and other similar products ("finance receivables"), finance revenue is recognized over the life of the contract using the effective interest method. The amount of finance revenue earned during a period relative to the average balance of finance receivables outstanding during the period is known as the finance receivable yield.

        For leases classified as capital leases, unearned income is initially recorded as the difference between (i)the sum of the minimum lease payments due and the estimated unguaranteed residual values and (ii)the asset purchase price paid by the Company. Unearned income is amortized to capital lease revenue over the life of the lease contract using the effective interest method. The amount of capital lease revenue earned during a period relative to the average balance of capital leases outstanding during the period is known as the capital lease yield. Estimated unguaranteed residual values, which are included as part of the investment in capital leases, are established upon lease inception based upon the estimated fair value of the equipment at the end of the lease term. They are determined on the basis of studies prepared by the Company, professional appraisals, historical experience and industry data. The

Company regularly monitors its estimates of residual values associated with its owned and securitized portfolios and believes that, in general its residual values are conservatively stated. The Company has developed extensive expertise in the area of asset management which contributes to its ability to maximize the proceeds received upon the disposition of the residuals.

        Rental revenue on operating leases is recognized on a straight-line basis over the related lease term. Rental revenue also includes renewal revenue which is revenue the Company earns when a customer continues to lease equipment after its original lease term. During the term of the related lease, depreciation is generally calculated using the straight-line method based on the estimated salvage value of the equipment at the end of the lease term. A key financial measure of operating lease profitability is the associated margin (which equals the rental revenue less the associated depreciation expense ("operating lease margin") divided by the rental revenue ("operating lease margin percent")).

        Net portfolio revenue is the total of finance revenue, capital lease revenue, and rental revenue on operating leases ("portfolio revenue") less depreciation on operating leases. Net portfolio revenue is negatively affected by the suspension of revenue recognition when a loan or a lease becomes contractually delinquent for 90 days or more (or earlier if deemed necessary). Revenue recognition is resumed when the receivable becomes contractually current and management believes there is no longer any significant probability of loss.

Costs & expenses

        The Company incurs three significant types of costs associated with portfolio revenue: (1)interest expense, (2)operating and administrative ("O&A") costs and (3)credit provisions.

Interest expense

        Interest expense includes the amortization of costs associated with raising funds primarily used for financings and lease equipment purchases. In connection with the Merger, the Company's senior medium and long-term debt and commercial paper ratings were downgraded. Currently, the Company's senior medium and long-term debt and commercial paper are rated BBB and A-2, respectively, by Standard & Poors; BBB and D-2, respectively, by Duff & Phelps Credit Rating Co.; BBB and F-2, respectively, by Fitch Investor Services; and Baa3 and P-3, respectively, by Moody's Investors Service. In addition, the Company's average cost of debt has been, and is expected to be, negatively impacted by the loss of interest free loans from AT&T. As a result of the foregoing, the Company's average cost of debt has increased. As interest rates change, the pricing of new financing volume is generally adjusted to reflect the Company's higher or lower cost of debt. However, the pricing in connection with certain small-ticket financing volume tends to lag and may not be commensurate with the change in the Company's cost of debt. See "Asset and Liability Management - Match Funding".

        The Company generates a substantial portion of its funds to support the Company's operations from customer receipts, but is also highly dependent upon external financing, including commercial paper and medium and long-term debt, foreign bank lines of credit, and public and/or private asset-backed security interests (or securitizations) (See "Securitizations" for further discussion).

O&A costs

        O&A includes the costs associated with processing new financing volume such as salaries, benefits, occupancy and other day-to-day expenses, account maintenance (including billing and collecting) and costs incurred during end of lease activity. As with the Company's other expenses, the ability to minimize such costs plays an integral part of the competitive pricing of the Company's financial products. O&A expenses are generally measured as a percentage of total period-end owned and managed assets. The Company has a strategic objective to achieve improvements in this ratio, by (i)increasing operating efficiencies and productivity, (ii)increasing utilization of its operating infrastructure (primarily related to acquired businesses, international growth, and start-up activities), and (iii)investing in technology and other operational improvements. The Company's goal is to reduce its ratio of O&A to total period-end owned and managed assets to 3.5% or lower.

Credit provisions

        The active management of credit losses is an important element of the Company's business. The Company seeks to minimize its credit risk through diversification of its portfolio assets by customer, industry segment, geographic location and maturity. The Company's financing activities have been spread across a wide range of equipment types (e.g., telecommunications, general office, manufacturing and medical equipment, information technology and transportation) and a large number of customers located throughout the United States and, to a lesser extent, abroad. The Company maintains an allowance for credit losses (which is adjusted through the provision for credit losses reflected in the income statement) at a level management believes is adequate to cover estimated losses in the portfolio based on a review of historical loss experience, a detailed analysis of delinquencies and problem portfolio assets, and an assessment of probable losses in the portfolio as a whole given its diversification. Generally, the relative provisions recorded on medium and large-ticket transactions are lower than small-ticket assets. Management also takes into consideration the potential impact of existing and anticipated economic conditions in determining the adequacy of allowance levels.

Non-portfolio revenue

        Non-portfolio revenue consists of: (i)revenue from securitizations (which represents the gain realized from selling lease receivables and loans through securitizations) and the sale of Small Business Administration ("SBA") loans; (ii) revenue from sales of equipment, primarily buy/sell activity related to computer equipment; and (iii)other revenue which consists mainly of sales of leased and off-lease equipment, portfolio servicing fees and other fee related revenue. Non-portfolio revenue as a percent of total revenue is expected to increase due to the Company's higher securitization activity.

Securitizations

        Under a securitization, the Company sells receivables primarily associated with capital lease transactions. The receivables and the associated net unearned income stream are removed from the Company's balance sheet for accounting purposes, although for tax purposes the treatment is unchanged. In conjunction with a securitization, the Company records a gain on the sale which generally equals the difference between the proceeds received and the historical basis of the net assets sold, net of the fair value of any retained interests. The Company's anticipated ongoing securitizations of approximately one-third of annual volumes could have significant impact on the Company's financial position and results of operations depending upon their timing and magnitude. In addition, assets, revenues and income derived from the Other Clients businesses as well as foreign businesses will change depending upon the mix of assets securitized.

        With respect to the Company's balance sheet, the impacts from securitization include, but are not limited to: (i)net investment in finance receivables and capital leases will decrease (including residual values, allowance for credit losses and initial direct costs); (ii)upon the sale of substantially all of the lease receivables associated with a lease, the related residual value is frozen at its present value at the time of securitization and reclassified to other assets and deferred charges; (iii)proceeds generated from securitizations will generally be used to reduce debt and manage leverage; and
(iv)portfolio quality measures such as delinquency, non-accrual assets, and net charge-offs/portfolio assets will likely increase since only receivables less than 61 days past due are included in securitizations.

        In addition to the gain, the impacts to the Company's income statement include, but are not limited to: (i)lower asset levels will result in lower finance revenue and capital lease revenue; (ii)capital lease revenue will no longer be recognized on residuals associated with the securitization where such residuals are frozen at the time of securitization; (iii)with lower carrying values of frozen residuals, income (losses) generated from renewals and sales of assets at end of lease will be higher (lower) than if the assets were not securitized; (iv)yields and margins on owned assets are likely to be lower due to the fact the securitizations will typically include small-ticket products which generally have higher yields and margins; (v)lower debt levels will generally result in reduced interest expense; and (vi)fees will be earned on servicing the portfolios.

Cash flows

        Cash required for funding new financing volume represents the Company's most significant capital need. As the Company continues to grow, cash from customer collections will generally fall short of the Company's cash financing needs. To supplement this shortfall, as discussed above, the Company utilizes a securitization program (funds generated from this activity are captured in the investing activity category) and accesses commercial paper and medium and long-term debt markets (such funds are captured under financing activities).

Results of Operations

Net Income

        In light of the Company's significant securitization during the fourth quarter of 1996, coupled with the Company's post-Merger recapitalization, management expects 1997 income results to be significantly less than 1996. However, management expects 1997 earnings performance to improve as the Company more fully transitions to its new financing strategy of securitizing one-third of its annual volumes.

                       For the three months ended      For the nine months ended
                               September 30,                   September 30,
                            1996           1997             1996          1997
                            ----           ----             ----          ----
                                        (dollars in millions)
Net Income                 $40.5           $13.2           $115.3          $35.8


        Net income for the quarter ended September 30, 1997 was $13.2 million, a decrease of $27.3 million, or 67.4%, from the comparable period in 1996. Net income was lower due to the decreased level of capital lease revenue as a result of the 1996 Securitization, higher relative interest expense associated with higher leverage relating to the additional debt incurred to finance the Merger and distributions on Preferred Securities. These factors reduced the quarter's net income by approximately $30 to $35 million. Somewhat offsetting these factors were increases in other revenues, operating lease margin and revenue from securitizations and loan sales.

        Net income for the nine months ended September 30, 1997 was $35.8 million, a decrease of $79.5 million, or 68.9%, from the comparable period in 1996. Net income was lower due to the same factors described in the quarterly comparison above. These factors reduced net income by approximately $95 to $105 million.

Key financial operating statistics

The following table sets forth certain key financial operating statistics of the Company's operations:

                                                   For the three                     For the nine
                                                    months ended                      months ended
                                                    September 30,                     September 30,

                                                1996           1997            1996            1997
                                        ---------------------------------------------------------------
                                                            (dollars in millions)
Finance revenue                                 $52.4          $57.2          $149.4          $166.4
Capital lease revenue                           169.1           87.1           492.4           267.8
Operating lease margin                           62.6           73.3           176.0           205.2
                                        ---------------------------------------------------------------
Net portfolio revenue                           284.1          217.6           817.8           639.4
                                        ---------------------------------------------------------------
less: interest expense                          120.3          112.9           350.4           327.1
                                        ---------------------------------------------------------------
Net interest margin (a)                         163.8          104.7           467.4           312.3
                                        ---------------------------------------------------------------
Average net portfolio assets
                                             $9,694.8       $7,457.1        $9,417.1        $7,330.1
                                        ---------------------------------------------------------------
Net interest margin percentage (a)
                                                  6.76%          5.62%           6.62%           5.68%
                                        ---------------------------------------------------------------
Finance receivables- average yield
                                                 10.39%         10.13%          10.32%          10.07%
Capital leases-average yield
                                                 10.56%          9.63%          10.45%           9.80%
Operating lease margin percentage
                                                 34.74%         34.82%          34.83%          33.78%
                                        ---------------------------------------------------------------
Total portfolio yield                            11.72%         11.67%          11.58%          11.63%
                                        ---------------------------------------------------------------
Debt/Equity plus Preferred Securities             6.50x          7.71x           6.50x           7.71x


a) Net interest margin is comprised of net portfolio revenue (finance revenue, capital lease revenue and operating lease margin) less interest expense. Net interest margin percentage equals the net interest margin (annualized for the three months and nine months ended September 30,

1996 and 1997, respectively) divided by the respective average net portfolio assets.

Finance revenue

        Finance revenue of $57.2 million increased $4.8 million, or 9.3%, for the quarter ended September 30, 1997 compared to $52.4 million in the comparable 1996 period. A 12.0% increase in average net finance receivables accounted for $6.3 million of the increase, while the decrease in the average yield to 10.13% from 10.39% offset this increase by $1.5 million. The growth in the portfolio was primarily due to increases in the large-ticket structured finance, asset-backed lending and SBA loan portfolios. The reduction in yield was experienced by many of the Company's businesses and relates to increased competitive pressures and the mix of the assets recently securitized (See "Capital lease revenue" below for a discussion of the impact of securitizations on yields).

        Finance revenue of $166.4 million increased $17.0 million, or 11.4%, for the nine months ended September 30, 1997 compared to $149.4 million in the comparable 1996 period. A 14.3% increase in average net finance receivables accounted for $21.2 million of the increase. A decline in yield from 10.32% to 10.07% offset $4.2 million of the increase. The increase in the portfolio and the reduction in yield are due to the same factors described in the quarterly comparison above.

Capital lease revenue

        Capital lease revenue of $87.1 million decreased $82.0 million, or 48.5%, for the quarter ended September 30, 1997, from the comparable period in 1996. A 43.5% decrease in the average net capital lease portfolio was responsible for $73.6 million of the decrease. The decrease in the average portfolio was principally due to the 1996 Securitization which involved primarily capital leases. The overall yield on capital leases decreased from 10.56% to 9.63% contributing $8.4 million to the decreased revenue. The reduction in yields reflects the effects of securitizing higher yielding assets and competitive pressures. The Company's securitizations have included small-ticket transactions which generally have higher yields and margins as compared to larger ticket transactions. Therefore, as securitizations occur, the proportion of these higher yielding transactions in the Company's owned portfolio is reduced causing a decrease in yields. Higher yields are not necessarily associated with higher profitability since these assets commonly carry higher credit provisions and servicing costs.

        Capital lease revenue of $267.8 million decreased $224.6 million, or 45.6%, for the first nine months of 1997 from the comparable period in 1996 due primarily to a 42.0% decrease in the average net capital lease portfolio. The decrease in average net capital leases accounted for $206.9 million of the revenue drop. The decrease in the overall yield for the nine months ended September 30, 1997 to 9.80% from 10.45% for the comparable prior year period contributed $17.7 million to the revenue decrease. Refer to the three month discussion above for an explanation of the decreased capital lease revenue, average net capital lease portfolio and overall yield.

Operating lease margin

        Rental revenue on operating leases of $210.5 million increased $30.6 million, or 17.0%, for the quarter ended September 30, 1997 from the comparable period in 1996 and depreciation expense on operating leases of

$137.2 million increased $19.8 million, or 16.9%, from the comparable period. Operating lease margin was $73.3 million, or 34.82% of rental revenue for the third quarter of 1997, compared with $62.6 million, or 34.74% of rental revenue for the comparable period in 1996. The revenue increase was generated by the Company's enterprise server, international and telecommunications portfolios.

        Rental revenue on operating leases of $607.6 million increased $102.2 million, or 20.2%, for the nine months ended September 30, 1997 from the comparable period in 1996 due to the factors described in the quarterly discussion. Depreciation expense on operating leases of $402.4 million increased $73.0 million, or 22.2%, from the comparable period. Operating lease margin was $205.2 million, or 33.78% of rental revenue for the first nine months of 1997, compared with $176.0 million, or 34.83% of rental revenue for the comparable period in 1996. The decreased operating lease margin percentage is due to a lower proportion of renewal revenue, which is generally more profitable, coupled with a slightly lower utilization rate of testing and diagnostic equipment.

Net interest margin

        Net interest margin of $104.7 million was 5.62% of average net portfolio assets for the quarter ended September 30, 1997. This compares with a net interest margin of $163.8 million, or 6.76% of average net portfolio assets for the quarter ended September 30, 1996. The $59.1 million decrease in net interest margin was due to lower capital lease revenue, higher relative interest expense associated with the Company's post-Merger capitalization structure, offset by lower interest expense associated with carrying a lower level of portfolio assets. Average net portfolio assets for the third quarter of 1997 of $7,457.1 million were $2,237.7 million, or 23.1%, lower than the comparative prior year quarter resulting in a decrease in portfolio revenue of approximately $65.5 million. A slight decrease in the overall portfolio yield to 11.67% from 11.72% contributed to the revenue drop by approximately $.9 million. The Company's post-Merger recapitalization includes higher debt relative to assets. The interest expense associated with carrying such higher relative debt reduced the third quarter margin by approximately $21.0 million. The lower level of debt associated with a smaller asset base decreased interest expense by $31.2 million. The remaining decrease in margin is associated with the increased average cost of debt.

        Net interest margin of $312.3 million was 5.68% of average net portfolio assets for the nine months ended September 30, 1997. This compares with a net interest margin of $467.4 million, or 6.62% of average net portfolio assets, for the nine months ended September 30, 1996. The $155.1 million decrease in net interest margin was due to the same factors cited in the quarterly discussion. Lower average net portfolio assets for the nine months ended September 30, 1997 generated lower portfolio revenue of approximately $181.1 million. A slight increase in the overall portfolio yield to 11.63% from 11.58%, due to a shift in the mix toward operating leases, offset the revenue drop by approximately $2.7 million. The interest expense associated with carrying such higher relative debt reduced the margin by approximately $63.0 million. The lower level of debt associated with a smaller asset base decreased interest expense by $84.7 million. The remaining increase in margin is associated with the decreased average cost of debt.

Non-portfolio revenue

        The following table summarizes the components of non-portfolio revenue which includes revenue from securitizations and loan sales, equipment sales, and other net revenue. In addition, equipment sales margin (equipment sales less cost of equipment sales) and the equipment sales margin percentage (equipment sales margin divided by equipment sales) are presented.

                                                 For the three months            For the nine months
                                                         ended                           ended
                                                     September 30,                   September 30,
                                                1996              1997             1996          1997
                                            ------------------------------------------------------------
                                                           (dollars in millions)
Revenue from securitizations and loan
  sales                                           $3.5              $8.0          $13.9         $42.4
                                            ------------------------------------------------------------
Equipment sales                                   24.0              14.4           72.6          35.1
Cost of equipment sales                          (21.0)            (13.0)         (61.7)        (31.6)
                                            ------------------------------------------------------------
Equipment sales margin                            $3.0              $1.4          $10.9          $3.5
                                            ------------------------------------------------------------
Equipment sales margin percentage
                                                  12.5%              9.6%          15.1%          9.9%
                                            ------------------------------------------------------------
                                            ------------------------------------------------------------
Other revenue, net                               $41.7             $66.6         $136.9        $181.8
                                            ------------------------------------------------------------
                                            ------------------------------------------------------------
Total non-portfolio revenue                      $69.2             $89.0         $223.4        $259.3
                                            ------------------------------------------------------------
Revenue from securitizations and loan sales

        Revenue from securitizations and loan sales for the quarter ended
September 30, 1997 of $8.0 million increased $4.5 million from the comparable period in 1996. Higher loan sales revenue accounted for $2.7 million of the increase, while the remaining increase was attributable to higher securitization revenue. Higher revenue from securitizations and loan sales was generated through the securitization/sale of $175.5 million of loans and leases in the third quarter of 1997 compared to $37.9 million for the comparable prior year quarter.

        Revenue from securitizations and loan sales for the nine months ended
September 30, 1997 of $42.4 million increased $28.5 million, from the comparable period in 1996. Higher securitization revenue accounted for $20.8 million of the increase, while the remaining increase was attributable to higher loan sales revenue. Higher revenue from securitizations and loan sales was generated through the securitization/sale of $884.2 million of loans and leases in the first nine months of 1997 compared to $168.8 million for the comparable prior year period.

Revenue from equipment sales

        Revenue from sales of equipment for the third quarter of 1997 of $14.4 million decreased 40.1% from $24.0 million in the comparable quarter of 1996.
Similarly, cost of equipment sales of $13.0 million decreased 38.1% from $21.0 million in the comparable period in 1996. Equipment sales margin was $1.4 million, or 9.6% of equipment sales compared to $3.0 million, or 12.5% in the comparable prior year quarter. The drop in both equipment sales revenue and margin highlights the unusually strong results attained in 1996. During 1996, equipment sales and margin were bolstered by strong demand for enterprise servers and emerging technology equipment. Volume and profitability from equipment sales tend to follow customer behavior and generally are difficult to predict.




        Revenue from sales of equipment for the first nine months of 1997 of $35.1 million decreased 51.6% from $72.6 million in the comparable period in 1996. Similarly, cost of equipment sales of $31.6 million decreased 48.7% from $61.7 million in the comparable period in 1996. Equipment sales margin was $3.5 million, or 9.9% of equipment sales compared to $10.9 million, or 15.1% in the comparable period in 1996. Refer to the quarterly discussion for an explanation of lower equipment sales and margin.

Other revenue

        Other revenue for the quarter ended September 30, 1997 of $66.6 million increased $24.9 million, or 59.8%, from the comparable quarter in 1996. Service revenue contributed $7.2 million to the increase, more than tripling to $10.6 million from $3.4 million, reflecting a higher managed asset base. Other revenue for the third quarter was up $6.3 million compared to the prior comparable period in 1996 due to the disposition of certain warrant positions. The Company receives warrants in conjunction with the structuring of some of its complex capital markets transactions. (In October 1997, the Company recognized an additional pre-tax gain of $12.4 million on the disposition of certain equity securities. See Note 5 for further discussion.) Gain on assets sales contributed
$4.7 million to the increase, up from $17.6 million in the third quarter of 1996. Fee income grew by $3.2 million, from $4.7 million for the third quarter of 1996, as a result of providing software development services by the Company's enterprise server business.

        Other revenue for the nine months ended September 30, 1997 of $181.8 million increased $44.9 million, or 32.8%, from the comparable period in 1996.
Reflecting a higher managed asset base, service revenue contributed $18.6 million to the increase nearly tripling to $30.5 million from $11.9 million. Fee income grew by $8.3 million, from $9.9 million in the comparable period in 1996, largely the result of providing software development services. Other revenue was up $6.3 million due to the disposition of warrants discussed above. Gain on assets sales contributed $5.9 million to the increase.

Business by Channel

        The Company intends to continue its strategy of expanding its Other
Clients businesses, while at the same time enhancing its relationships with the Former Affiliates. Because the growth in revenues generated by the Company's
Other Clients businesses can be expected to lag behind the incurrence of expenses necessary to expand and operate such businesses, the Company anticipates that the percentage of its total net income and revenues attributable to Other Clients businesses may vary from year to year depending upon the stage of development of these Other Clients businesses.

        For the third quarter 1997, Other Clients businesses represented 73.28%, 67.17% and 31.47% of the Company's total assets, revenues and net income, respectively. That compares to 67.69%, 63.11% and 40.71% for the comparable captions and prior year quarter, respectively.

        For the nine months ended September 30, 1997, Other Clients businesses represented 73.28% and 65.01% of the Company's total assets and revenues, respectively. The Other Clients businesses generated net losses that accounted for a negative 7.95% of the Company's net income. That compares to 67.69%, 62.24% and 32.73% of assets, revenues and net income for the comparable prior year period, respectively.






        The third quarter of 1997 Other Clients businesses' lower net income and the nine months ended September 30, 1997 Other Clients businesses net loss are consistent with lower portfolio revenue generated from lower average net portfolio assets (as a result of the 1996 Securitization), lower yields on the remaining portfolio as higher yielding assets were sold in the 1996
Securitization, lower securitization gains relative to the Former Affiliate related gains, lower capital lease revenue in the Company's automotive portfolio due to competitive pressures and increased costs incurred in connection with developing and expanding foreign businesses. The Company anticipates ongoing securitization activity equal to approximately one-third of the Company's total annual financing volumes. As a result, the assets, revenues and net income/(loss) of the Other Clients businesses will vary depending upon the mix of assets securitized.

Expenses

Interest expense

                                             For the three months               For the nine months
                                                    ended                              ended
                                                 September 30,                     September 30,
                                              1996            1997              1996           1997
                                           ----------------------------------------------------------
                                                           (dollars in millions)
Interest expense                              $120.3         $112.9             $350.4         $327.1
Average borrowings outstanding              $7,539.8       $6,991.9           $7,240.5       $6,900.7
Average cost of debt                            6.38%          6.46%              6.45%          6.32%



        Interest expense for the third quarter of 1997 of $112.9 million decreased $7.4 million, or 6.1%, from the comparable 1996 quarter. The higher relative proportion of debt to assets contributed $21.0 million in higher interest which was more than offset by the $31.2 million reduction to interest resulting from carrying fewer assets. The remaining increase in interest expense is due to an increased average cost of debt. The Company issued medium and long-term debt in the third quarter at an average rate of 6.38%, compared to debt maturing at an average rate of 5.86%.

        Interest expense for the nine months ended September 30, 1997 of $327.1 million decreased $23.3 million, or 6.6%, from the comparable period in 1996. The higher relative proportion of debt to assets contributed $63.0 million in higher interest, which was more than offset by the $84.7 million reduction to interest resulting from carrying fewer assets. The remaining decrease in interest expense is due to a decreased average cost of debt. The Company issued medium and long-term debt for the nine months ended September 30, 1997 at an average rate of 6.46%, compared to debt maturing having an average rate of 6.44%. Average borrowings for the nine months ended September 30, 1997 of $6,900.7 million decreased $339.8 million, or 4.7%, from the comparable period in 1996. The decrease was primarily due to lower debt requirements associated with a smaller asset base.

Operating and Administrative (O&A) Expenses

                                                        For the three months             For the nine months
                                                                 ended                          ended
                                                           September 30,                     September 30,
                                                         1996           1997             1996            1997
                                                     --------------------------------------------------------------
                                                                        (dollars in millions)
O&A expenses                                            $126.8         $135.9           $375.2          $402.9
Total period-end owned and managed assets            $12,410.9      $13,554.4        $12,410.9       $13,554.4
O&A/period-end total owned and managed assets(a)          4.09%          4.01%            4.03%           3.96%
                                                     --------------------------------------------------------------

(a) Ratio annualizes O&A for the three and nine months ended September 30, 1996 and 1997, respectively.

        O&A expenses for the third quarter of 1997 of $135.9 million increased $9.1 million, or 7.2%, from the comparable quarter in 1996. O&A expenses for the nine months ended September 30, 1997 of $402.9 million increased $27.7 million, or 7.4%, from the comparable period in 1996. The increases were primarily due to severance payments, certain systems investments and costs associated with managing a higher level of assets. Total owned and managed assets at September 30, 1997 of $13,554.4 million grew 9.2% from the $12,410.9 million reported at September 30, 1996. As a percent of owned and managed assets, third quarter and nine months ended September 30, 1997 annualized O&A expenses of 4.01% and 3.96% improved from 4.09% and 4.03% for the comparable 1996 periods, respectively. The Company's objective is to reduce this ratio to 3.50% or lower.

Provision for credit losses

        See "Credit Quality" below for a discussion of the provision for credit losses.

Provision for income taxes

                                            For the three months              For the nine months
                                                     ended                           ended
                                                September 30,                    September 30,
                                             1996             1997            1996           1997
                                        ----------------------------------------------------------------
                                                              (dollars in millions)
Provision for income taxes                   $21.8             $5.9           $67.2         $20.6
Effective income tax rate                     35.0%            30.9%           36.8%         36.5%
                                         ---------------------------------------------------------------

        The decrease in the 1997 effective rates resulted from a lower overall provision for state taxes, higher tax-exempt income, somewhat offset by higher foreign taxes.

Credit Quality

        The following table reflects the Company's key portfolio credit performance indicators. Portfolio assets include the investment in finance receivables, capital leases and operating leases.

                                                               At or for the                     At or for the
                                                            nine months ended                     year ended
                                                               September 30,                      December 31,
                                                          1996               1997                     1996
                                            ------------------------------------------------------------------
                                                                    (dollars in millions)
Provision for credit losses (a)                          $71.5               $67.2                     $113.6
Allowance for credit losses                             $235.2              $165.3                     $169.0
Allowance for credit losses/Portfolio
   assets                                                2.34%               2.11%                      2.30%
Allowance for credit losses/Non-accrual
   assets                                                1.59x               1.05x                      1.25x
Non-accrual assets                                      $148.3              $158.1                     $135.1
Non-accrual assets
  /Portfolio assets                                      1.48%               2.02%                      1.84%
Net charge-offs(b)
  /Portfolio assets                                      0.76%               0.72%                      1.17%
Delinquency(c)-owned assets                              2.13%               2.67%                      2.56%
Delinquency(c)-owned and securitized                     2.24%               2.50%                      2.18%
                                             ------------------ ------------------- --------------------------

a) Provision for credit losses for the quarters ended September 30, 1996 and 1997 were $22.9 million and $21.2 million, respectively.
b)   Net charge-offs at September 30 are based on the twelve months then ended.
c)   Delinquencies of two months or greater.

        The 1997 third quarter provision for credit losses of $21.2 million decreased $1.7 million, or 7.3%, compared to the third quarter of 1996. This decrease is consistent with the decrease in small-ticket assets as a result of continuing securitization activity and lower net write-offs. Generally, the relative provisions recorded on medium and large-ticket transactions are lower than small-ticket assets.

        The decrease in the allowance for credit losses and related ratio is due to the decrease in portfolio assets and the portfolio shift away from small-ticket assets.

        The increase in non-accrual assets to portfolio assets at September 30, 1997 over September 30, 1996 is primarily due to a $27.4 million project finance transaction suspended from income recognition in February 1997 and a $4.1 million account suspended in March 1997.

        The increase in the delinquencies since December 31, 1996 and September 30, 1996 of both owned and owned and securitized assets, is primarily due to the project finance transaction discussed above.

Financial Condition

Net portfolio assets

        The following table reflects components of the Company's net portfolio assets.

                                                                       As of                 As of
                                                                   December 31,          September 30,
                                                                       1996                   1997
                                                               ---------------------- ---------------------
                                                                             (in millions)
Net investment in finance receivables (a)                              $2,135.3               $2,353.3
Net investment in capital leases (a)                                    3,648.7                3,633.9
Net investment in operating leases (b)                                  1,403.5                1,669.5
                                                               ---------------------- ---------------------
Net portfolio assets                                                   $7,187.5               $7,656.7
                                                               ---------------------- ---------------------

a) Generally represents the sum of the (i)the gross receivable, (ii)the associated unearned income, (iii)the unguaranteed residual value (for capital leases only), less (iv)the allowance for credit losses.

b) Generally represents the historical cost of the equipment less the associated accumulated depreciation.

        Net portfolio assets increased $469.2 million, or 6.5%, at September 30, 1997 compared to December 31, 1996. The net investment in operating leases increased $266.0 million, or 19.0%, primarily due to growth in the Company's international businesses and computer-related portfolios and automobile portfolios. The net investment in finance receivables increased $218.0 million, or 10.2%, to $2,353.3 million primarily due to increases in the asset-backed lending, SBA loan and large-ticket structured finance portfolios. Capital lease originations in the first nine months of 1997 offset the effect of securitizations, keeping capital leases flat at $3,633.9 million. In the first nine months of 1997, the Company securitized $884.2 million of capital leases and finance receivables.

Debt

        Total debt increased by $853.8 million, or 13.2%, from December 31, 1996, to $7,318.7 million at September 30, 1997. For further detail of the change in debt see "Liquidity and Capital Resources - Cash Flows."

Liquidity and Capital Resources

Cash flows

        The decrease in the level of cash provided by operating activities to $256.1 million for the nine months ended September 30, 1997, from $371.0 million for the nine months ended September 30, 1996 is a function of lower net income without a corresponding reduction in current tax payments.

        The table below includes key cash flows generated from and used in investing and financing activities.

                                                                  For the nine months ended
                                                                        September 30,
                                                                 1996                 1997
                                                               -----------------------------
                                                                     (dollars in millions)
Investing Activities:
   Principal collections from customers                             $2,999.2         $2,516.0
   Cash used for financings and lease equipment purchases(a)        (4,318.7)        (4,576.0)
   Cash proceeds from securitizations and loan sales                   248.7            959.8

Financing Activities:
   Proceeds from issuance of short-term notes (b)                   29,896.6         34,603.6
   Repayments of short term notes (b)                              (29,105.8)       (34,261.7)
   Proceeds from the issuance of medium and long-term debt           1,288.1          2,327.5
   Repayments of medium and long-term debt                         $(1,101.7)       $(1,780.6)
                                                               ------------------------------

(a) Includes purchases of finance asset portfolios and businesses.
(b) Short-term notes include primarily commercial paper.

Borrowings

        During the fourth quarter of 1996, the Company filed with the Securities and Exchange Commission a registration statement for debt securities and warrants in the amount of $4,000.0 million. As of September 30, 1997, the Company had issued $2,277.7 million of debt under this registration statement. See also the "Subsequent Events" section above for discussion of affiliate borrowings.

        In August 1997, the Company renegotiated its back-up credit facility of $1,800.0 million and raised it to $2,000.0 million. This facility, negotiated with a consortium of 24 lending institutions, supports its commercial paper. At September 30, 1997, this facility was unused. Pursuant to one of the more restrictive provisions of the Company's back-up facility, the Company is required to maintain a minimum consolidated tangible net worth (based on a formula that includes a portion of current net income) of $566.5 million at September 30, 1997. The Company is in compliance with this and all other covenants of the agreement. To meet local funding requirements, as of September 30, 1997, the Company's foreign operations have available lines of credit of approximately $346.5 million, of which approximately $91.1 million was available. These facilities are generally renewed annually.

        The Company considers its current financial resources, together with the borrowings referred to above and estimated future cash flows, to be adequate to fund the Company's planned future growth and operating requirements.

Asset and Liability Management

        The Company's asset and liability management process takes a coordinated approach to the management of interest rate and foreign currency risks. The Company's overall strategy is to match the duration and average cash flows of its borrowings with the duration and average cash flows of its portfolio assets, as well as the currency denominations of its borrowings with those of its portfolio assets, in a manner intended to reduce the Company's interest rate and foreign currency exposure. The following discussion describes certain key elements of this process, including the Company's use of derivatives to mitigate risk.

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

Interest rate risk and currency exchange risk

        The Company actively manages interest rate risk to protect the Company's margins on existing transactions. Interest rate risk is the risk of earnings volatility attributable to changes in interest rates. The Company routinely analyzes its portfolio assets and strives to match floating rate assets with floating rate debt and fixed rate assets with fixed rate debt. The Company generally achieves a matched position through issuances of commercial paper and medium and long-term debt, as well as through the use of interest rate swaps. The Company does not speculate on interest rates, but rather seeks to mitigate the possible impact of interest rate fluctuations encountered in the normal course of business. This is a continual process due to prepayments, refinancings, non-accrual leases and loans, as well as other portfolio dynamics, and therefore, interest rate risk can be significantly limited but never fully eliminated. Additionally, the Company enters into foreign exchange contracts and participates in the currency swap market to mitigate its exposure to assets and liabilities denominated in foreign currencies and to meet local funding requirements.

        The Company has and expects to continue to enter into foreign exchange contracts and currency swaps in 1997 as a result of its international operations.

Using derivatives to manage interest rate and currency risk

        The Company uses derivatives to match fund its portfolio and thereby manage interest rate and currency risk. Derivatives can be customized in terms of duration and interest rate basis (i.e., fixed or floating). Derivatives used by the Company are operationally efficient to arrange and maintain. Whether the Company issues medium and long-term debt on which it pays a fixed rate, or issues floating rate debt and utilizes interest rate swaps, on which it generally pays a fixed rate and receives a floating rate, the Company's interest rate risk position can be equally well managed. However, it is the interplay between liquidity, capital, portfolio characteristics, and economic and market conditions that will determine the final mix of medium and long-term debt, commercial paper and swaps (or other derivatives) used to manage interest rate risk. See Note 3 to the unaudited consolidated financial statements for further discussion.

        The total notional amount of the Company's interest rate swaps was $2,865.7 million and $1,436.8 million at September 30, 1997 and December

31, 1996, respectively. The total notional amount of the Company's currency swaps was $634.2 million and $320.6 million at September 30, 1997 and December 31, 1996, respectively. The U.S. dollar equivalent of the Company's foreign currency forward exchange contracts was $1,206.7 million and $907.3 million at September 30, 1997 and December 31, 1996, respectively.

Derivative credit risk

        The notional amount of derivative contracts does not represent direct credit exposure. Rather, credit exposure may be defined as the market value of the derivative contract and the ability of the counterparty to perform its payment obligation under the agreement. The majority of the Company's interest rate swaps require the Company to pay a fixed rate and receive a floating rate. Therefore, this risk is reduced in a declining interest rate environment as the Company is generally in a payable position and is increased in a rising interest rate environment as the Company is generally in a receivable position. The Company seeks to control the credit risk of its interest rate swap agreements through credit approvals, exposure limits and monitoring procedures. All swap agreements are with major money center banks and intermediaries rated investment grade by national rating agencies with the majority of the Company's counterparties being rated "AA" or better.

        There were no past due amounts or reserves for credit losses at September 30, 1997, related to derivative transactions. The Company has never experienced a credit related charge-off associated with derivative transactions.

Recent Pronouncements

See Note 2 to the unaudited consolidated financial statements.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

             12    Computation of Ratio of Earnings to Fixed Charges.

             27    Financial Data Schedule.

         (b) Current reports on Form 8-K:

                      None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AT&T CAPITAL CORPORATION


                                            /s/ Thomas G. Adams
November 12, 1997                           ________________________
                                            Thomas G. Adams
                                            Controller
                                            Chief Accounting Officer

                                EXHIBIT INDEX

EXHIBITS

Exhibit                          Description
Number
------


  12    Computation of Ratio of Earnings to Fixed Charges.

  27    Financial Data Schedule.