Form 10-K405
period 1997-12-31
AT&T CAPITAL CORP /DE/
filed 1998-03-31
CIK 897708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

No voting stock of this registrant is held by any non-affiliates of the registrant. As of February 28, 1998, 90,337,379 shares of this registrant's Common Stock, par value $.01 per share, were issued and outstanding to Newcourt Holdings USA, Inc.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS

                                     PART I

   Item                          Description                      Page

        1. Description of Business                                        3
        2. Properties                                                    19
        3. Legal Proceedings                                             19
        4. Submission of Matters to a Vote of Security-Holders           19

                                     PART II

        5. Market for Registrant's Common Equity and Related
           Stockholder Matters                                           20
        6. Selected Financial Data                                       20
        7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           24
        8. Financial Statements and Supplementary Data                   48
        9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                           95

                                    PART III

       10. Directors and Executive Officers of the Registrant            96
       11. Executive Compensation                                        97
       12. Security Ownership of Certain Beneficial Owners and
           Management                                                   105
       13. Certain Relationships and Related Transactions               106


                                  PART IV

       14. Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                                  107



                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
RESTRUCTURING, INITIAL PUBLIC OFFERING AND MERGERS

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

     An initial public stock offering combined with a management stock offering totaling approximately 14% of the Company's stock occurred on August 4, 1993
("IPO"). As a result of the IPO, approximately 86% of the outstanding common stock of the Company was owned indirectly by AT&T (through Old Capital and Old
Credit).

        On September 20, 1995, AT&T announced a plan to pursue the public or private sale of its remaining 86% interest in the Company. On such date, AT&T also announced a plan to separate into three publicly-held stand-alone global businesses: AT&T, Lucent Technologies Inc. ("Lucent") and NCR Corporation
("NCR") (herein collectively, the "Former Affiliates").

        On June 5, 1996, AT&T Capital entered into an Agreement and Plan of
Merger (the "1996 Merger Agreement") with AT&T, Hercules Holdings (Cayman)
Limited ("Hercules (Cayman)") and Antigua Acquisition Corporation ("Antigua"), a wholly-owned subsidiary of Hercules (Cayman). Hercules (Cayman) is an indirect wholly-owned subsidiary of The Grand Leasing Company Limited (UK) ("Grand
Leasing"). As a result of the merger which occurred on October 1, 1996 (the
"1996 Merger"), AT&T Capital's then shareowners received $45 in cash for each outstanding share of the Company's common stock, and Hercules (Cayman) and certain members of management (the "Management Investors") became the sole owners of the Company's common stock.

        The aggregate purchase price for the then outstanding shares of the Company's outstanding common stock and the aggregate amount necessary to cash-out the Company's stock options in accordance with the 1996 Merger
Agreement (the "1996 Merger Consideration") was approximately $2.2 billion. The
1996 Merger Consideration was funded through (i) a loan to the Company from Goldman Sachs Credit Partners L.P. in the amount of approximately $1.3 billion, which was to mature on October 30, 1996 and was repaid by the Company from a portion of the proceeds of a $3.1 billion offering of equipment receivable-backed securities by affiliates of the Company on October 15, 1996, which resulted in an after-tax gain of $79 million (see Note 6 to the Consolidated Financial Statements), and (ii) equity contributions to the Company represented by (a) capital contributions of $871 million from Hercules (Cayman),
(b) exchange by the Management Investors of their existing shares totaling $29 million for newly issued shares and (c) the settlement of approximately $5 million of recourse loans previously made to senior executives. Also, in connection with the 1996 Merger, the Company, through a consolidated subsidiary, issued to the public $200 million of company-obligated preferred securities (see
Note 8 to the Consolidated Financial Statements), the proceeds of which were used to pay down short-term debt.

        On January 12, 1998, Newcourt Credit Group Inc., an Ontario corporation
("Newcourt"), consummated the purchase (the "Newcourt Acquisition") of all of the outstanding shares of common stock of AT&T Capital, pursuant to a Stock
Purchase Agreement dated as of November 17, 1997 among the Company, Newcourt,
Hercules (Cayman), the former direct owner of 97.4% of the Company's common stock, and the Management Stockholders, as defined below. In connection with the Newcourt Acquisition, all of the outstanding shares of common stock of the Company were transferred to Newcourt Holdings USA, Inc., a newly-formed Delaware corporation which is a wholly-owned subsidiary of Newcourt. As a result of the Newcourt Acquisition, all of the outstanding shares of common stock of the Company are owned indirectly by Newcourt.

        The resulting combination of Newcourt and the Company (the "Merged
Company") has created one of the largest providers of vendor finance in the world, and one of the world's largest non-bank commercial asset finance companies. With corporate headquarters in Toronto, Canada, the Merged Company has approximately $22.3 billion (C$31.2 billion) of owned and managed assets at December 31, 1997. In addition, the Merged Company remains well capitalized with equity of $2.7 billion (C$3.9 billion) resulting in a leverage ratio (defined as total debt to total equity plus Preferred Securities) of 3.2 times at December
31, 1997.

        The aggregate purchase price under such Stock Purchase Agreement paid by Newcourt to the stockholders of AT&T Capital was approximately $1.6 billion comprised of approximately $1.0 billion in cash and the remainder comprising approximately 17.6 million of Newcourt common shares. Such shares were issued entirely to Hercules (Cayman) and generally may not be transferred for periods ranging from 6 to 18 months following the date of the Newcourt Acquisition. The cash portion of the purchase price paid by Newcourt was raised through the issuance by Newcourt of 38.5 million shares of Newcourt common stock at approximately $32.50 per share to employees of Newcourt and certain of the Management Stockholders (as defined below) and the public in Canada and the United States.

        The ownership of the Preferred Securities, which were issued by Capita
Preferred Trust, a business trust originated by the Company in October, 1996, was not affected by the Newcourt Acquisition and the related transactions. However, the Newcourt Guarantee (as defined below) ranks senior to the Trust Guarantee issued by the Company in connection with the Preferred
Securities offering. (see Note 8 to the Consolidated Financial Statements).

        Prior to the Newcourt Acquisition, all of the outstanding shares of common stock of the Company were owned either (i) indirectly, through ownership of 100% of the common shares of Hercules (Cayman), by Grand Leasing, which in turn is beneficially owned through warrants to acquire 100% of the common shares of Grand Leasing by Nomura International plc ("Nomura"), a wholly-owned indirect subsidiary of The Nomura Securities Co., Ltd., and (ii) directly, at that time, by 21 members and one former member of the senior management of the Company (the
"Management Stockholders"), with the Management Stockholders owning directly approximately 2.6% of the outstanding shares of common stock of the Company (or approximately 4.7% on a fully-diluted basis) and Grand Leasing owning indirectly approximately 97.4% of the outstanding shares of common stock of the Company (or approximately 93.6% on a fully diluted basis). The Company's employees and outside directors owned approximately 1.7% of the Company's common stock on a fully diluted basis.

        On February 9, 1998, the Company and Newcourt entered into a support agreement (the "Newcourt Support Agreement"). The Newcourt Support Agreement requires Newcourt to own a majority of the outstanding shares of common stock of the Company, to cause the Company and its subsidiaries to have a consolidated tangible net worth of at least $1.00 and to provide funds to the Company (upon the request of the Company) sufficient to enable the Company to make timely payments of principal and interest payments on its debt for borrowed money (if the Company is unable to do so).

        On February 20, 1998, the Company entered into a guarantee of certain outstanding indebtedness and liquidity facilities of Newcourt and Newcourt
Credit Group USA Inc. (the "Newcourt Guarantee") (see Note 7 to the Consolidated
Financial Statements).

RELATIONSHIPS WITH THE FORMER AFFILIATES

        As discussed above, in September 1995, AT&T announced plans to separate itself into three publicly traded companies and to dispose of its approximately
86% equity interest in the Company to the general public or another company (the
"AT&T Restructuring"). Pursuant to the AT&T Restructuring, the Company consummated the 1996 Merger which resulted in, among other things, the disposition by AT&T of its remaining equity interest in the Company.

        In the first quarter of 1996, AT&T's telecommunications manufacturing and marketing businesses were transferred to Lucent. On April 10, 1996 AT&T made a public offering of approximately 17.6% of Lucent's shares. On September 30, 1996, AT&T spun off its entire remaining interest in Lucent to AT&T's shareholders. Lucent's businesses involve the manufacture and distribution of public telecommunications systems, business communications systems, micro-electronic components, and consumer telecommunications products. On
December 31, 1996, AT&T distributed to its shareholders all of its interest in NCR. NCR's businesses involve the manufacture and distribution of information technology equipment, including automated teller machines and point-of-sale terminal equipment.

        In the second quarter of 1993, the Company entered into the following agreements with AT&T: an Operating Agreement (as subsequently amended, the

"AT&T Operating Agreement"), an Intercompany Agreement (the "AT&T Intercompany
Agreement"), and a License Agreement (as subsequently amended, the "AT&T License
Agreement"). In the second quarter of 1996, the Company entered into separate operating agreements with each of Lucent and NCR (the "Lucent Operating
Agreement" and "NCR Operating Agreement", respectively, and, collectively with the AT&T Operating Agreement, the "Operating Agreements") (pursuant to which, among other things, the Company serves as preferred provider of financing services and has certain related and other rights and privileges in connection with the financing of equipment to the customers of Lucent and NCR). Also, in the second quarter of 1996, the Company entered into letter agreements with Lucent and NCR regarding the applicability to Lucent and NCR of specified provisions of the AT&T License Agreement (collectively, with the AT&T License
Agreement, the "License Agreements") and the AT&T Intercompany Agreement
(collectively, with the AT&T Intercompany Agreement, the "Intercompany
Agreements"). (See Note 15 for further discussion of AT&T/Lucent/NCR). The
Former Affiliates are not required to renew the terms of their respective
Operating Agreements, License Agreements and Intercompany Agreements beyond the expiration of the current terms on August 4, 2000.

        In connection with the execution and delivery of the Stock Purchase
Agreement, Lucent, pursuant to the terms of the Lucent Operating Agreement, consented to the change of control contemplated by the sale of the outstanding shares of common stock of the Company to Newcourt pursuant to the Stock Purchase
Agreement. In addition, the Company and Newcourt agreed to negotiate with Lucent to amend the terms of the Lucent Operating Agreement. On March 9, 1998, Newcourt signed a new five-year agreement with Lucent (the "1998 Lucent Agreement") which expands the global financing program established to serve Lucent's business systems customers. The term of the 1998 Lucent Agreement is from October 1, 1997 through September 30, 2002. The 1998 Lucent Agreement replaces the Lucent
Operating Agreement and the letter agreements between the Company and Lucent, the initial terms of which were scheduled to expire on August 4, 2000. In addition to the extended term of the 1998 Lucent Agreement, other changes from the previous Lucent Operating Agreement include Newcourt being the preferred provider of financing services for a greater portion of Lucent's equipment and related product sales, a change in the methodology in calculating the amount required to be paid to Lucent (based upon specific financial, service and performance levels tied to compensation) which is expected to result in an increase in such amount, and a single point of contact for customers. The 1998
Lucent Agreement also includes certain early termination provisions and a buy-out option that could have a material impact on the Company's future operations, if exercised. Lucent is not required to renew the term of the 1998
Lucent Agreement beyond the current term. In the event of either (a) an early termination or buy-out or (b) a non-renewal of the 1998 Lucent Agreement by Lucent, Newcourt will have an extended wind-down period with cost recovery.

        The impact of the 1998 Lucent Agreement on the Company's future net income is at this time unknown. While there is a possibility that the Company's future net income from Lucent transactions may increase as a result of an anticipated increase in financing volume arising from Newcourt being the preferred provider of financing services for a greater portion of Lucent's equipment and related product sales, there also is a possibility that the Company's future net income from Lucent transactions may decrease as a result of the increased amounts due to Lucent under the 1998 Lucent Agreement.

        Pursuant to the AT&T License Agreement, AT&T has licensed to the Company and certain of its subsidiaries certain trade names and service marks, including but not limited to the AT&T Capital Corporation, AT&T Credit Corporation, AT&T
Systems Leasing and AT&T Automotive Services names. The AT&T License Agreement provides that AT&T may require (as a result of AT&T's disposition of the Company in 1996, upon two years notice and generally at AT&T's expense) the Company to discontinue the use of the "AT&T" name as part of its corporate name. The
Company's subsidiaries may, notwithstanding such event, continue to use the other AT&T licensed names (including NCR) and service marks pursuant to the License Agreements (e.g., as part of such subsidiaries' corporate names and for marketing purposes), subject to extensive restrictions on the use thereof in connection with the issuance of securities and incurrence of indebtedness. As of the date of these financial statements, AT&T has not given any notice requiring discontinuance of use.

        Although the Company intends to seek to maintain and improve its existing relationships with Lucent, NCR and AT&T, no assurance can be given that the Operating Agreements or the 1998 Lucent Agreement, will be extended beyond their respective termination dates or, if extended, that the terms and conditions thereof will not be modified in a manner adverse to the Company. Failure to renew the Operating Agreement and the 1998 Lucent Agreement, on terms not adverse to the Company could have a material adverse effect on the Company.
Moreover, in certain circumstances the Operating Agreements and the 1998 Lucent
Agreement may be terminated prior to their respective expiration dates.

        In 1997, approximately 36% and 315% of the Company's total revenues and net income, respectively, were attributable, directly or indirectly, to the Former Affiliates. The relative high percentage of net income is a function of higher volumes, securitization gains and capital lease revenue associated with the Former Affiliates businesses. In addition, the Company's net loss on sales of businesses also reduced the net income of businesses other than the Former
Affiliates.

DESCRIPTION OF THE BUSINESS

      AT&T Capital is a full-service, diversified equipment leasing and finance company that operates in the United States, Europe, Canada, the Asia/Pacific
Region, Mexico and South America. The Company is one of the largest equipment leasing and finance companies in the United States based on the aggregate value of equipment leased or financed.

     The Company, through its various subsidiaries, leases and finances equipment manufactured and distributed by numerous vendors, including the Former
Affiliates. In addition, the Company provides equipment leasing and financing and related services directly to end-user customers. The Company's customers include large global companies, small and mid-size businesses and federal, state and local governments and their agencies.

     AT&T Capital leases and finances a wide variety of equipment including telecommunications equipment (such as private branch exchanges, telephone systems and voice processing units), information technology (such as personal computers, retail point-of-sale systems, and automated teller machines), general office, manufacturing and medical equipment ("General Equipment"), and transportation equipment (primarily vehicles), and also finances real estate
(including real estate related loans in the Company's Small Business
Administration ("SBA") lending and franchise finance businesses). The Company is the largest lessor of telecommunications equipment in the United States based on the aggregate value of equipment leased or financed.

        At December 31, 1997, AT&T Capital's portfolio assets (investment in finance receivables, capital leases and operating leases) were comprised of, or collateralized by, General Equipment (aggregating 33% of such portfolio assets), information technology equipment (22%), telecommunications equipment (22%), loans secured by real estate (12%) and transportation equipment (11%).

        The Company leases and finances such equipment through a variety of financing and related products and services, including capital leases, operating leases, other collateralized working capital loans for equipment dealers and distributors, SBA lending, asset based loans and equipment management and remarketing services. In addition, the Company offers its customers certain equipment rental and administration services.

     AT&T Capital's portfolio assets are diversified among a large customer base, as well as numerous industries and geographic regions. The Company has one of the largest customer bases in the commercial equipment leasing and finance market, aggregating approximately 500,000 customers in its owned and managed portfolios. At December 31, 1997, on an owned and securitized basis, the Company's 100 largest customers (including AT&T and Lucent) accounted for approximately 18% of the Company's owned and securitized portfolio assets, and no customer (with the exception of AT&T and Lucent, in the aggregate) accounted for more than 1% of such portfolio assets.

        Although the Company operates principally in the United States, the Company began operations in the United Kingdom in 1991 and Canada in 1992, acquired a business in Hong Kong in 1994 and opened offices in Mexico and Australia in 1994. The Company continues to expand globally in response to the needs of its vendor clients.

     For a discussion regarding the Company's total assets, revenues and net income attributable to leasing and financing relating to clients other than the Former Affiliates (the "Other Clients"), see the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of
Operations. For a discussion regarding the Company's foreign operations, see
Note 17 to the Consolidated Financial Statements.

Marketing and Business Activities

    AT&T Capital provides its financial products and services to its worldwide customers and clients through three principal marketing channels:
Vendor Finance, Direct Customer Finance and International Finance.

        The table below shows approximate financing volumes and assets as a percent of AT&T Capital's total financing volumes and owned assets, attributable to each of its origination channels for the year ended December 31, 1997.



                                               Financing           Total
                                                Volume             Assets
                                             -----------------------------
                                                      ($ in millions)
Vendor Finance                               $2,272   40%    $3,011   34%
Direct Customer Finance                       1,882   33      3,609   41
International Finance                         1,513   27      2,156   25
                                              -----   --      -----   --
Total                                        $5,667  100%    $8,776  100%
                                             ======  ====    ======  ====

Vendor Finance

        AT&T Capital has established vendor finance programs with producers of telecommunications, information technology and industrial equipment. In addition, the Vendor Finance unit also offers private label financing programs for vendors.

        The Former Affiliates have collectively been the largest vendor clients of the Company. Historically, the Company has financed (for the customers of the Former Affiliates) a large volume of the Former Affiliates' telecommunications and information technology sales. During the fiscal year ended December 31, 1997, the Company generated approximately $0.9 billion of financing volume from Lucent and NCR related vendor finance activities. Of this financing volume, 79% was related to Lucent and 21% was related to NCR.

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

        In serving other vendor clients, the Company strategically focuses on the telecommunications, information technology, medical, manufacturing, materials handling, image processing and office equipment sectors. AT&T Capital's vendor finance products include a variety of customized financing products, sales aid services (including the training of vendor personnel and point-of-sale support), private label programs (in which AT&T Capital provides financing to the vendor's customers under the vendor's name), customer operations support and interfaces, alternate channel programs (distribution channels not involving the vendor's direct sales force) and support for value-added retailers or distributors (retailers or distributors that modify products and re-sell them).

         AT&T Capital's management believes its ability to identify creditworthy accounts represents a strategic competitive resource to vendors seeking to increase sales without increasing their personnel costs. In addition, the Company's high volume processing capabilities, relationship-based transaction skills and residual value assessment, equipment management and marketing expertise provide vendors with competitive pricing and enhanced customer account control after sales close.

        During the year ended December 31, 1997, the Company generated $1.4 billion of financing volume from its other vendor clients.

Direct Customer Finance

        AT&T Capital directly markets financial products and services to specific market segments, including small business, structured and technology equipment finance, short-term instrument and data equipment rentals and consumer automobile leasing (the Company is currently pursuing the sale of its U.S. consumer automotive business, see Note 5 to the Consolidated Financial Statements). Direct Customer Finance activities consist of Technology Finance and Services, Specialized Commercial Finance and Capital Markets.

        Technology Finance and Services

        AT&T Capital's equipment management services include procurement, integration, deployment, tracking and remarketing of equipment.

        Technology assets is a fast growing segment of the capital equipment arena. Having identified this opportunity early on, AT&T Capital is now one of the largest providers of financing and specialized asset management services to corporate users of information technology assets. AT&T Capital develops innovative financing solutions for acquiring, operating and disposing of high technology assets and capital equipment. It specializes in structuring flexible solutions for complex transactions to support customers in a multi-vendor environment. To serve the short-term needs of sophisticated computer users who operate in periods of peak demand, AT&T Capital also offers rentals of a full range of high performance computers and test equipment.

        Specialized Commercial Finance

        AT&T Capital has leveraged on its large customer base, sophisticated transaction structuring skills, and high volume transaction processing capabilities to provide specialized financial services directly to target segments in the commercial finance market. AT&T Capital targets small and medium-size companies in the United States with products including SBA loans, asset-base loans, franchise financing, and other financing products (such as pre-approved credit lines). AT&T Capital is the second largest lender in the United States government's SBA program - a $9.5 billion government guaranteed loan program for fiscal year ended September 30, 1997. The SBA program was established to provide financing to small businesses for equipment, land and buildings and inventory. AT&T Capital's SBA licensed subsidiary, AT&T Small Business Lending Corporation, has currently been designated as a preferred lender by the SBA administration in 58 of the SBA's 68 districts. For the year-ended December 31, 1997, AT&T Capital provided approximately $0.4 billion of SBA-guaranteed loans.

        Capital Markets

        Through its capital markets business, AT&T Capital serves the structured financing requirements of large companies worldwide. This form of financing makes maximum use of AT&T Capital's structuring and risk management skills and allows it to customize transactions to meet customer needs.

        AT&T Capital's experience in technology and financial service markets brings it many opportunities to enter into business relationships with large, growth-oriented companies that require big-ticket project and equipment finance. On these corporate and structured finance transactions, AT&T Capital will generally provide a total financing solution to the client, which results in AT&T Capital agreeing to finance a significant portion of the investment and syndicate the balance to a third party.

        AT&T Capital has focused its capital markets initiatives in select sectors, including transportation, manufacturing, industrial, telecommunications, media and real estate. To deal effectively with the complexity of many capital markets projects, AT&T Capital assembles teams that include specialists in financing structuring, pricing, credit analysis, asset management and engineering.

International Finance

        Although AT&T Capital operates principally in the United States, it has expanded globally in order to respond to the needs of its vendor clients. AT&T Capital's international business is managed through four geographic regions:
Canada, Europe, Asia Pacific and Mexico and South America. International expansion has resulted from a combination of acquisitions, start-up operations and joint ventures. While AT&T Capital's start-up operations and joint ventures were primarily focused on supporting global vendor relationships (directly through vendor channels and indirectly through local distributors), some of its acquisitions have included specialized commercial and consumer finance origination capabilities. These acquisitions provided AT&T Capital with an international infrastructure and growth opportunities.

        AT&T Capital began operations in the United Kingdom in 1991, in Canada in 1992, acquired a business in Hong Kong in 1994 and opened offices in Mexico and Australia in 1994.

        Canada - AT&T Capital Canada is one of the largest general equipment lessors in Canada, providing financing of telecommunications, computing, office and industrial equipment and consumer automobile leasing throughout Canada. In the third quarter of 1996, AT&T Capital Canada acquired the operating assets and lease portfolio of Municipal Leasing Corporation, a Canadian operation which had approximately $160 million in assets at the time of the acquisition. Municipal Leasing Corporation serves the office equipment and automotive leasing needs of 26,000 customers in Ontario.

        Europe - In January 1995, AT&T Capital established a European network for its financial services through the acquisition of the vendor leasing and finance companies of Banco Central Hispano and certain of its affiliates located in the United Kingdom, Germany, France, Italy, Belgium, and the Netherlands. AT&T Capital's expansion to Europe has coincided with the entry into such markets by AT&T Capital's manufacturer and distributor vendor clients.

        Asia/Pacific - AT&T Capital's Asia Pacific operations are focused on vendor programs and other specialty asset finance businesses.

        Mexico and South America - Global manufacturers like Lucent and NCR have targeted the growth opportunities in Mexico and South America, which resulted in AT&T Capital establishing a strong presence in these regions. In 1995, AT&T Capital entered into a joint venture with Banco Frances, a leading Argentine commercial bank to operate an equipment leasing operation in Argentina. In Mexico, AT&T Capital has established vendor relationships with such technology companies as Sun Microsystems and Sony Professional Products.

The Merged Company

        The Merged Company will offer its financing services to clients through three primary business units: Newcourt Financial, Newcourt Capital, and Newcourt Services. Newcourt Financial, the Merged Company's commercial finance business, will provide asset-based financing for a variety of equipment to vendors and customers. Newcourt Capital, the Merged Company's corporate finance business, will provide structured corporate finance to a growing list of international clients, including major corporations, governments and agencies. Finally, Newcourt Services, the Merged Company's control and support services, will be responsible for the underwriting, funding, administration and risk management needs of Newcourt Financial and Newcourt Capital.

        Newcourt Financial offers its lending services through select strategic relationships with equipment manufacturers, dealers and distributors and certain professional associations. Newcourt Financial's strategy focuses on the creation, maintenance and enhancement of vendor programs ensuring its position as the premier provider of global asset based financial products. Newcourt Financial focuses on the following sectors: Transportation and Industrial Finance, Technology Finance, Telecommunications Finance, Business Finance, Specialty Finance, Technology Services, International/Joint Ventures, and Operations.

        Newcourt Capital is the corporate finance business which provides asset based financing for high value assets and related advisory services to equipment manufacturers, corporate clients, governments and public sector agencies. Newcourt Capital focuses on the following sectors: Aerospace Finance, Rail Finance, Public Sector Finance, Project Finance, Structured Finance, Telecommunication and Media Finance, Business Finance, and Underwriting and Syndication.

        Newcourt Services is the service business unit responsible for providing cost effective control and support services to Newcourt Financial and Newcourt Capital. Newcourt Services consists of the following corporate functions:
Treasury, Credit and Risk Management, Financial Reporting and Administration, Human Resources, Communications & Marketing, Tax Planning and Compliance, Systems Development, and Quality Assurance.

Income Tax Considerations

        As a result of the 1996 Merger, the Company is no longer a member of AT&T's consolidated group for Federal income tax purposes. The Company ceased being a member of such consolidated group for Federal income tax purposes the "Tax Deconsolidation") upon the consummation of the 1996 Merger (see Notes 1 and 13 to the Consolidated Financial Statements).

        When the Company was a part of the AT&T consolidated federal income tax group, the payment of Federal income taxes associated with sales of products manufactured by the Former Affiliates was deferred (the amount of such taxes so deferred being herein called "Gross Profit Tax Deferral"), generally as the products were depreciated or until sold outside the group. Pursuant to the Gross Profit Tax Deferral Interest Free Loan Agreement between the Company and AT&T, AT&T had agreed to extend and had extended interest-free loans to the Company from time to time in an amount equal to the then outstanding amount of Gross Profit Tax Deferral. Such loans, the outstanding balance of which totaled $247.4 million as of September 30, 1996, were repaid by the Company immediately prior to Tax Deconsolidation as required by the agreement. The Company no longer receives such loans, which had constituted a competitive advantage to the Company in financing AT&T products.

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

     Upon Tax Deconsolidation, the Company is no longer entitled to receive quarterly cash payments from AT&T as compensation for the use of any tax losses. The tax losses, instead, are available to the Company to reduce future taxable income. Thus, the Company may derive a benefit in the future from tax losses, but only to the extent the Company has taxable income in later years. In 1997 and 1996, on a stand-alone basis, the Company had taxable income. (See Note 13 of the Consolidated Financial Statements.)

     It is anticipated that Newcourt Holdings USA, Inc. will merge into Newcourt Credit Group USA Inc. (a wholly-owned subsidiary of Newcourt), with Newcourt Credit Group USA Inc. being the surviving entity. Effective thereafter, the surviving entity, including the Company, will file a consolidated tax return for Federal income tax purposes.

     In addition, it is possible that the Company could be subject to the federal alternative minimum tax. A Company's alternative minimum tax liability is computed by applying the alternative minimum tax rate, which is lower than the regular tax rate, to a measure of taxable income that is broader than that used in computing the regular tax. Payments of any alternative minimum tax incurred by the Company would be available in the future as credits against the Company's regular tax liability.

Credit Quality

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

                                            (Dollars in Thousands)
                                    1997      1996      1995      1994      1993
---------------------------------------------------------------------------------
Balance at beginning
  of year:
- Lease Financing-U.S.            $ 82,123  $144,666  $113,735   $95,196  $86,086
- Finance Receivables-U.S.          50,850    52,607    46,637    56,974   36,139
- Foreign                           36,013    25,947    16,056     7,649    1,736
---------------------------------------------------------------------------------
Total                              168,986   223,220   176,428   159,819  123,961
---------------------------------------------------------------------------------
Additions Charged
  to Operations:
- Lease Financing-U.S.              62,228    69,931    66,505    62,447   91,605
- Finance Receivables-U.S.          32,433    27,916    15,167    13,488   28,604
- Foreign                           19,639    15,758     4,542     4,953    3,469
---------------------------------------------------------------------------------
Total                              114,300   113,605    86,214    80,888  123,678
---------------------------------------------------------------------------------
Charge-offs:
  - Lease Financing-U.S.            48,392    83,885    48,834    47,585   61,233
  - Finance Receivables-U.S.         5,693    14,582    10,446    22,908   14,135
  - Foreign                         13,050     7,278     5,595     3,024      284
---------------------------------------------------------------------------------
  Subtotal                          67,135   105,745    64,875    73,517   75,652

Recoveries:

- Lease Financing-U.S.              21,171    15,507    13,944    14,666   15,505
- Finance Receivables-U.S.             887     1,495     1,403     1,561    1,118
- Foreign                            2,362     2,431     2,758     1,745        -
---------------------------------------------------------------------------------
  Subtotal                          24,420    19,433    18,105    17,972   16,623
---------------------------------------------------------------------------------
Net Charge-offs:
- Lease Financing-U.S.              27,221    68,378    34,890    32,919   45,728
- Finance Receivables-U.S.           4,806    13,087     9,043    21,347   13,017
- Foreign                           10,688     4,847     2,837     1,279      284
---------------------------------------------------------------------------------
Total                               42,715    86,312    46,770    55,545   59,029
---------------------------------------------------------------------------------
Transfers and Other (a):
- Lease Financing-U.S.             (50,993)  (64,096)     (684)  (10,989) (36,767)
- Finance Receivables-U.S.          (6,908)  (16,586)     (154)   (2,478)   5,248
- Foreign                           (4,118)     (845)    8,186     4,733    2,728
---------------------------------------------------------------------------------
Total                              (62,019)  (81,527)    7,348    (8,734) (28,791)
---------------------------------------------------------------------------------
Balance at end of year:
- Lease Financing-U.S.              66,137    82,123   144,666   113,735   95,196
- Finance Receivables-U.S.          71,569    50,850    52,607    46,637   56,974
- Foreign                           40,846    36,013    25,947    16,056    7,649
---------------------------------------------------------------------------------
Total                             $178,552  $168,986  $223,220  $176,428 $159,819
=================================================================================

(Dollars in Thousands)
                                  1997       1996       1995      1994      1993
--------------------------------------------------------------------------------
                                  Percentage of loan types to total finance assets:

- Lease Financing-U.S.             37.1%      41.3%     62.2%     67.9%    70.6%
- Finance Receivables-U.S.         36.5%      33.2%     20.8%     21.5%    23.1%
- Foreign                          26.4%      25.5%     17.0%     10.6%     6.3%
================================================================================
Ratio of Net Charge-offs during
the year to average finance assets
outstanding during the year:

  - Lease Financing-U.S.           1.09%      1.49%     0.73%     0.78%    1.27%
  - Finance Receivables-U.S.       0.23%      0.70%     0.58%     1.69%    1.13%
  - Foreign                        0.69%      0.32%     0.24%     0.22%    0.15%
================================================================================
Nonaccrual assets              $168,723   $135,085  $118,484  $120,494  $160,574
================================================================================

 (a) Primarily includes transfers out of allowance for credit losses related to receivables securitized, transfers in of reserves related to businesses acquired and reclassifications.

        The lower ratios of net charge-offs to average Lease Financings - U.S. and Finance Receivables U.S. in 1997 compared to 1996, is primarily a result of a much lower level of net charge-offs in 1997. The reduction in the allowance and percentage of Lease Financing - U.S. assets is consistent with continued securitization activity, including primarily Lease Financing - U.S. assets. The increase in nonaccrual assets over 1996 is primarily due to a $27.4 million project finance transaction that was suspended from earnings in early 1997.

        The ratio of net charge-offs to average Lease Financing - U.S. assets increased in 1996 compared with 1995, while the allowance for credit losses decreased over the same period. These changes were due to the significant reduction in the Lease Financing portfolios due to the significant increase in securitizations in 1996. In addition, assets securitized generally include only those transactions not more than 60 days past due; therefore, the owned portfolio reflects a higher proportion of delinquent receivables which results in a higher charge-off ratio. Furthermore, the securitizations generally comprise receivables from the Company's small-ticket lease portfolios which carry a higher allowance for credit losses/portfolio asset ratio compared to the overall ratio. As a result, the Company's overall allowance for credit losses/portfolio assets ratio decreases when such small-ticket receivables are sold. The allowance for credit losses decreased primarily to the reclassification of certain amounts to securitization recourse reserves. The ratio of net charge-offs to average Finance Receivables increased while the allowance for credit losses decreased in 1996 compared to 1995, due to a large financing written-off in 1996 which was substantially reserved for in 1995.

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

     Accounts are placed in nonaccrual status at 90 days past due or sooner if identified as a problem account. Revenue which would have been recorded in 1997 on nonaccrual U.S. and Foreign assets had these assets been earning at the original contractual rate amounted to approximately $18.4 million and $1.6 million, respectively. Revenue actually recognized in 1997 on U.S. and Foreign assets in nonaccrual status at December 31, 1997 amounted to approximately $5.8 million and $1.3 million, respectively.

        Lease terms that are modified in the normal course of business, for which additional consideration is received or insignificant concessions are made, are accounted for as changes in a provision for a lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases". Pursuant to SFAS No. 114, "Accounting by Creditor for Impairment of a Loan" and No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", the amount of impaired loans (requiring an individual allowance greater than $0.2 million) at December 31, 1997 is $101.1 million (see Note 3 to the Consolidated Financial Statements).

Residual Value Realization

     The establishment and realization of residual values on leases are also important elements of the Company's business. The Company's residual management capabilities include its equipment remarketing skills, its in-house equipment refurbishment facilities, its proactive management of its portfolio of residuals and its knowledge of developing technologies, products and obsolescence trends. These competencies are used in setting residual values upon the acquisition and leasing of the equipment based on the estimated value of the equipment at the end of the lease term and the ability to influence lessee activities and choices over the life of the lease. These estimates are determined by the Company from, among other things, on-going studies prepared by the Company, professional appraisals, historical experience and industry data, market information on sales of used equipment, the ability to upgrade and enhance equipment value over lease term, end-of-lease customer behavior plus projections of new product introductions and obsolescence trends.

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

     The Company actively manages its residuals by working with lessees and vendors during the lease term to upgrade and enhance their leased equipment and/or encourage lessees to extend their leases, as appropriate, and by monitoring the various equipment industries, particularly the information technology industries, for obsolescence trends and remarketing opportunities. The Company utilizes its equipment management (including equipment remarketing), engineering and other technical expertise to help manage its residual positions.

     The following table shows projected residual expirations, as an approximate percentage of aggregate recorded residuals as of December 31, 1997, by equipment type for the Company's owned and securitized portfolios, for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 and thereafter:


                                           Year of Termination
                      -------------------------------------------------------------
                          1998      1999      2000      2001     2002+       Total
                      -------------------------------------------------------------
Telecommunications          4%        5%        7%        6%        8%         30%
Information Technology      6%        7%        9%        2%        1%         25%
Transportation              4%        9%        9%        2%        5%         29%
General Equipment           3%        3%        3%        3%        4%         16%
                      -------------------------------------------------------------
Total                      17%       24%       28%       13%       18%        100%

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

        The Company's penetration rate for Lucent's sales of telecommunications equipment in the United States (i.e., the percentage of the dollar volume of such sales that the Company finances) was approximately 35% for the year ended December 31, 1997. The Company does not expect material increases in this penetration rate, and there can be no assurance that the existing rate will be maintained. The Company's penetration rate for NCR's sales of data processing and related products, including data warehousing computers, retail point-of-sale computers, and automated teller machines was approximately 18% for the year ended December 31, 1997. Additionally, the Company has an insignificant penetration rate with respect to international sales of Lucent's network systems products (large telecommunications switches, cable products, cellular telephone equipment and microwave dishes and equipment), which sales the Company has been financing for a relatively short period of time. Because the markets for financing these products are highly competitive and substantially different from the markets for financing telecommunications equipment in the United States, there can be no assurance that the penetration rates in these product areas will increase.

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

Employees

     AT&T Capital had approximately 2,800 employees as of February 28, 1998, each of whom is referred to within the Company as a "member". Titles are not used internally. In general, members function using a team approach, with business generally conducted on a collaborative rather than hierarchical basis. Management believes that its members are skilled and highly motivated and that the Company's ability to achieve its objectives depends upon their efforts and competencies. None of the Company's members are represented by a union. The Company believes that its relations with its members are good.

ITEM 2.  PROPERTIES

     The Company's properties consist primarily of administrative offices, warehouses for the storage and refurbishment of equipment and a number of geographically dispersed sales offices. The Company has its headquarters in Morristown, New Jersey, with its principal domestic offices and warehouses located in Morristown and Parsippany, New Jersey; Framingham, Massachusetts; Bloomfield Hills, Michigan; Towson, Maryland; and Dallas, Texas. The Company's principal international offices are in London, England; Toronto, Canada; Hong Kong; Sydney, Australia; Mexico City, Mexico; Brussels, Belgium; Frankfurt, Germany; Milan, Italy; and Paris, France. All these offices and warehouses are leased (some being subleased from the Former Affiliates), except for one building (of approximately 9,000 square feet) in Framingham, Massachusetts, owned by a subsidiary of the Company. This building is designed as office space and storage and is completely sublet to a nonaffiliated company. The Company considers its present locations suitable and adequate to carry on its current business.

        As a result of the Newcourt Acquisition, a Real Estate task force has been put in place to review all of the Merged Company's leases.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently a party to any pending litigation nor is the Company aware of any threatened litigation which in the opinion of the Company's management will have a material adverse impact on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     (a) Market Information
         Until October 1, 1996, the principal market on which the common stock of the Company was traded was the New York Stock Exchange ("NYSE"). Since October 1, 1996, there has been no established public trading market for the Company's common stock. The Company is currently an indirect wholly-owned subsidiary of Newcourt Credit Group Inc.


            Quarter Ended         Quarterly Stock Prices      Dividends
                                                              declared
                                                              per share
                                  High          Low
         March 31, 1996         $44.000       $38.125           $0.11
         June 30, 1996          $44.000       $36.625           $0.11
         September 30, 1996     $44.875       $43.750           $0.11
         December 31, 1996*     $44.875       $44.875            $(c)

         *As discussed above, there is no longer an established public trading market for the Company's common stock which is no longer traded on the NYSE. The fourth quarter "high" and "low" price is as of October 1, 1996, the last day of trading.

     (b) Holders
         As of February 28, 1998, there was one holder of record of the Company's common stock.

     (c) Dividends
         It is anticipated that the Company will no longer pay quarterly dividends in the short-term.

ITEM 6.  SELECTED FINANCIAL DATA

     The Results of Operations Data for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, as well as the Balance Sheet Data and Other Data at December 31, 1997, 1996, 1995, 1994 and 1993 are derived from the Consolidated Financial Statements of the Company at such dates and for such periods, which have been audited by Coopers & Lybrand L.L.P., independent accountants except for 1997, which have been audited by Arthur Andersen LLP (see Item 9).

        The selected financial data as presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto.

                                    For the years ended December 31,
(Dollars in thousands)   1997       1996       1995       1994       1993
                        ------     ------     ------     ------     ------
Results of Operations Data:
Total revenues       $1,814,139  $1,952,190 $1,577,035 $1,384,079 $1,359,589
Interest expense        451,470     458,039    411,040    271,812    236,335
Operating and
 administrative
 expenses               545,728     564,489    473,663    427,187    381,515
Provision for credit
 losses                 114,301     113,605     86,214     80,888    123,678
Income before income
 taxes, cumulative
 effect on prior years
 of accounting change
 and impact of tax rate
 change                  32,036     278,602    208,239    173,614    138,040
Income before
 cumulative effect on
 prior years of
 accounting change and
 impact of tax rate
 change                  21,007     168,539    127,555    100,336     83,911
Cumulative effect on
 prior years of
 accounting change (1)        -           -          -          -     (2,914)
Impact of 1993 tax rate
 change (1)                   -           -          -          -    (12,401)
Net income (1)          $21,007     168,539    127,555    100,336     68,596
Dividends paid (2)           -    $  15,490  $  19,231  $  17,338   $  4,216
Return on average
 equity                     2.9%       15.9%      12.1%      10.5%       8.5%
Return on average
 assets                     0.3%        1.8%       1.5%       1.4%       1.1%
Return on average equity
 before tax charges (3)     2.9%       15.9%      12.1%      10.5%      10.3%
Return on average assets
 before tax charges (3)     0.3%        1.8%       1.5%       1.4%       1.4%
--------------------------------------------------------------------------------
Balance Sheet Data, at December 31:

Total assets           $8,775,895  $8,092,512 $9,541,259 $8,021,923 $6,409,726
Total debt(4)           7,117,994   6,464,924  6,928,409  5,556,458  4,262,405
Total liabilities       7,832,116   7,185,205  8,425,134  7,013,705  5,485,283
Preferred
 Securities(5)            200,000     200,000          -          -          -
Total shareowners'
 equity                $  743,779  $  707,307 $1,116,125 $1,008,218  $ 924,443

                                    At or for the years ended December 31,
(Dollars in thousands)       1997        1996        1995       1994      1993
                            ------      ------     ------    ------      ------
Other Data:
Net portfolio assets
 of the Company          $7,225,327  $7,187,451  $9,105,403 $7,484,798  $6,076,805
Allowance for credit
 losses                     178,552     168,986     223,220    176,428     159,819
Total owned and
 managed assets          13,912,146  12,883,484  11,755,761 10,681,449   9,205,389
Volume of equipment
 financed (6)            $5,666,718  $5,245,000  $4,567,000 $4,251,000  $3,467,000
Ratio of earnings to
 fixed charges (7)            1.07x       1.60x       1.50x      1.62x       1.57x
Ratio of total debt to
 shareowners' equity plus
 Preferred Securities(5)      7.54x       7.13x       6.22x      5.51x       4.61x
Ratio of allowance for
 credit losses to net
 charge-offs                  4.34x       1.96x       4.77x      3.18x       2.71x
Ratio of net charge-offs
 to portfolio assets          0.56%       1.17%       0.50%      0.73%       0.95%
Ratio of allowance for
 credit losses to
 portfolio assets             2.41%       2.30%       2.39%      2.30%       2.56%

(1) Net income for 1993 was adversely impacted by the federal tax rate increase to 35% ($12.4 million) and a cumulative effect on prior years of accounting change ($2.9 million). Net income without these charges for 1993 would have been $83.9 million.

(2) As a result of the 1996 Merger and the Newcourt Acquisition, it is anticipated that the Company will no longer pay dividends in the short-term.

(3) The Company defines return on average equity before tax charges and return on average assets before tax charges, as income before cumulative effect on prior years of accounting change and impact of tax rate change as a percentage of average equity and average assets, respectively.

(4) Does not include certain interest free loans from AT&T to the Company under certain tax agreements, in aggregate outstanding principal amounts of $0, $0, $248.9 million, $214.1 million and $188.6 million, at December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

(5) The Company, through a consolidated subsidiary, issued to the public eight million shares of Company-obligated preferred securities (the "Preferred Securities") (see Note 8 to the Consolidated Financial Statements).

(6) Total principal amount of loans and total cost of equipment associated with finance and lease transactions recorded by the Company and the change in outstanding inventory financing and asset based loans.

(7) Earnings before income taxes and cumulative effect on prior years of accounting change plus the sum of interest on indebtedness and the portion of rentals representative of the interest factor (the "fixed charges") divided by the fixed charges. Fixed charges do not include distributions on Preferred Securities. In connection with the 1996 Merger, the portion of the Company's indebtedness to AT&T which did not bear interest, the GPTD loan, was repaid (see Notes 1 and 13 to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

        When included in this Annual Report on Form 10-K, the words, "will", "should", "expects", "intends", "anticipates", "estimates" and similar expressions, among others, identify forward looking statements for purposes of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Such statements, which include statements contained in this
Item 7, inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. Such risks and uncertainties include, among others, those described below under "Risk Factors", many of which are beyond the control of AT&T Capital Corporation ("AT&T Capital" or the "Company"). These forward looking statements are made only as of the date of this Annual Report on Form 10-K. The Company expressly disclaims any obligation or undertaking to release any update or revision to any forward looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

1998 SALE OF THE COMPANY AND RELATED TRANSACTIONS

        On January 12, 1998, Newcourt Credit Group Inc., an Ontario corporation ("Newcourt"), consummated the purchase (the "Newcourt Acquisition") of all of the outstanding shares of common stock of AT&T Capital, pursuant to a Stock Purchase Agreement dated as of November 17, 1997 among the Company, Newcourt, Hercules Holdings (Cayman) Limited ("Hercules (Cayman)") (the former direct owner of 97.4% of the Company's common stock), and, at the time, by 21 members and one former member of the senior management of the Company. In connection with the Newcourt Acquisition, all of the outstanding shares of common stock of the Company were transferred to Newcourt Holdings USA, Inc., a newly-formed Delaware corporation which is a wholly-owned subsidiary of Newcourt. As a result of the Newcourt Acquisition, all of the outstanding shares of common stock of the Company are owned indirectly by Newcourt.

        The resulting combination of Newcourt and the Company (the "Merged Company") has created one of the largest providers of vendor finance in the world, and one of the world's largest non-bank commercial asset finance companies. With corporate headquarters in Toronto, Canada, the Merged Company has approximately $22.3 billion (C$31.2 billion) of owned and managed assets at December 31, 1997. In addition, the Merged Company remains well capitalized with equity of $2.7 billion (C$3.9 billion) resulting in a leverage ratio (defined as total debt to total equity plus preferred securities) of 3.2 times at December 31, 1997.

        The aggregate purchase price under such Stock Purchase Agreement paid by Newcourt to the stockholders of AT&T Capital was approximately $1.6 billion comprised of approximately $1.0 billion in cash and the remainder comprising approximately 17.6 million of Newcourt common shares. Such shares were issued entirely to Hercules (Cayman) and generally may not be transferred for periods ranging from 6 to 18 months following the date of the Newcourt Acquisition. The cash portion of the purchase price paid by Newcourt was raised through the issuance by Newcourt of 38.5 million shares of Newcourt common stock at approximately $32.50 per share to employees of Newcourt and the public in Canada and the United States.

        On February 9, 1998, the Company and Newcourt entered into a support agreement (the "Newcourt Support Agreement"). The Newcourt Support Agreement requires Newcourt to own a majority of the outstanding shares of common stock of the Company, to cause the Company and its subsidiaries to have a consolidated tangible net worth of at least $1.00 and to provide funds to the Company (upon the request of the Company) sufficient to enable the Company to make timely payments of principal and interest payments on its debt for borrowed money (if the Company is unable to do so).

        On February 20, 1998, the Company entered into a guarantee of certain outstanding indebtedness and liquidity facilities of Newcourt. See "Liquidity and Capital Resources" for further discussion.

THE 1996 MERGER AND RELATED TRANSACTIONS

        On October 1, 1996, the Company was acquired by an investor group financed by Nomura International plc which included certain members of management (the "Investor Group") in a transaction that valued the Company's equity at approximately $2.2 billion (the "1996 Merger"). The purchase price was funded through (i) a loan to the Company from Goldman Sachs Credit Partners L.P. in the amount of approximately $1.3 billion, which was to mature on October 30, 1996 and was repaid by the Company from a portion of the proceeds of a $3.1 billion offering of equipment receivable-backed securities by affiliates of the Company on October 15, 1996, which resulted in an after-tax gain of $79 million (see Note 6), and (ii) equity contributions to the Company represented by (a) capital contributions of $871 million from Hercules (Cayman), (b) exchange by the Management Investors of their existing shares totaling $29 million for newly issued shares and (c) the settlement of approximately $5 million of recourse loans previously made to senior executives. Also, in connection with the 1996 Merger, the Company, through a consolidated subsidiary, issued to the public $200 million of Company-obligated preferred securities (the "Preferred Securities") (see Note 8), the proceeds of which were used to pay down short-term debt.

        The 1996 Securitization represented approximately one-third of total assets and the related gain contributed approximately $79 million, or 48% of the Company's net income in 1996. The mix of assets sold was split approximately equally between (a) AT&T, Lucent Technologies Inc., and NCR Corporation (herein collectively the "Former Affiliates") and (b) clients other than the Former Affiliates ("Other Clients"). As a result of the 1996 Securitization, 1997 capital lease revenue decreased. In addition, the Company experienced a decreased level of securitization revenue, offset in part by increased servicing revenues. The Company's post-1996 Merger recapitalization structure also resulted in higher leverage and, consequently, higher relative interest expense in 1997.

FINANCIAL OVERVIEW

Financing volume, portfolio assets and net portfolio revenue

        Financing volumes, one of the most important financial indicators of a leasing company, are generally measured by the amount of the loan, or cost of the equipment financed, at the inception of the loan or lease agreement. The financing is then recorded on the balance sheet as an investment in finance receivables, capital leases or operating leases (together known as

"Portfolio Assets"). The lease classification is based upon certain criteria under the Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting For Leases".

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

Interest expense

        Interest expense includes the amortization of costs associated with raising funds primarily used for financings and lease equipment purchases. In connection with the 1996 Merger, the Company's senior medium and long-term debt and commercial paper ratings were downgraded. The Company's senior medium- and long-term debt and commercial paper were rated as follows:


                                        Prior to the 1996                Subsequent to the
                                              Merger                       1996 Merger
-----------------------------------------------------------------------------------------------
                                  medium and       commercial       medium and      commercial
              Rating Agency       long-term           paper          long-term          paper
                                    debt                               debt
-----------------------------------------------------------------------------------------------
Standard & Poors ("S&P")               A               A-1             BBB              A-2
Duff & Phelps Credit Rating
   Co. ("Duff & Phelps")               A               D-1             BBB              D-2
Fitch Investor Services
  ("Fitch")                           BBB              F-1             BBB              F-2
Moody's Investors Services
  ("Moody's")                         A-3              P-1             Baa3             P-3

        In response to the announcement of the Newcourt Acquisition, "S&P", Fitch, and Moody's affirmed the Company's ratings. Duff & Phelps has upgraded the Company's medium and long-term debt and commercial paper to A- and D-1, respectively.

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

Non-portfolio revenue

        Non-portfolio revenue consists of: (i)revenue from securitizations (which represents the gain realized from selling lease and loan receivables through securitization vehicles) and the sale of Small Business Administration ("SBA") loans; (ii) revenue from sales of equipment, primarily buy/sell activity related to computer equipment; and (iii)other revenue which consists mainly of sales of leased and off-lease equipment, portfolio servicing fees and other fee related revenue. Non-portfolio revenue as a percent of total revenues is expected to increase due to the Company's higher securitization activity.

Securitizations

        Under a securitization, the Company sells receivables primarily associated with capital lease transactions. The receivables and the associated net unearned income stream are removed from the Company's balance sheet for accounting purposes, although for tax purposes the treatment is unchanged. In conjunction with a securitization, the Company records a gain on the sale which generally equals the difference between the proceeds received and the allocated historical basis of the net assets sold, net of the fair value of any retained interests. The current intent of Newcourt is for the Company and Newcourt, on a consolidated basis, to securitize approximately 40-45% of their new consolidated volumes. The Company's anticipated ongoing securitizations could have significant impact on the Company's financial position and results of operations depending upon their timing and magnitude. In addition, assets, revenues and income derived from the Other Clients businesses as well as foreign businesses will change depending upon the mix of assets securitized.

        With respect to the Company's balance sheet, the impacts from securitization include, but are not limited to: (i)net investment in finance receivables and capital leases will decrease (including residual values, allowance for credit losses and initial direct costs); (ii)upon the sale of substantially all of the lease receivables associated with a lease, the related residual value is frozen at its present value at the time of securitization and reclassified to other assets and deferred charges; (iii)proceeds generated from securitizations will generally be used to reduce debt and manage leverage; and (iv)portfolio quality measures such as delinquency, non-accrual assets, and net charge-offs/portfolio assets will likely increase since only receivables not more than 60 days past due are included in securitizations.

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

RESULTS OF OPERATIONS

Net Income
                                 For the Years ended December 31,
                               1997              1996             1995
                         ---------------------------------------------------
                                        (dollars in millions)
   Net Income                  $21.0            $168.5           $127.6

        1997 net income was lower due to the decreased level of capital lease and securitization revenues as a result of the 1996 Securitization. Restructuring charges, net losses on sales of businesses, relative higher interest due to the Company's post 1996 Merger capital structure and distributions on Preferred Securities also decreased net income. Somewhat offsetting these factors were increases in other revenues, operating lease margin, lower interest expense associated with carrying less assets and lower charge-offs.

        1996 net income increased 32.1% from 1995. This increase was generated principally through increased securitization and loan sales revenue, net portfolio revenues resulting from a higher level of average net portfolio assets and increased computer trading sales. Somewhat impeding the earnings growth was increased O&A expenses caused primarily by one-time 1996 Merger related costs. A higher provision for credit losses also somewhat offset the increased revenues.

Key financial operating statistics

The following table sets forth certain key financial operating statistics of the Company's operations:


                                                    For the years ended December 31,
                                            1997            1996              1995
                                     --------------------------------------------------
                                                       (dollars in millions)

Finance revenue                            $229.9           $204.2           $174.5
Capital lease revenue                       361.1            598.2            586.1
Operating lease margin                      280.0            241.4            206.5
                                     --------------------------------------------------
Net portfolio revenue                       871.0          1,043.8            967.1
less: interest expense                      451.5            458.0            411.0
                                     --------------------------------------------------
Net interest margin (a)                     419.5            585.8            556.1
Average net portfolio  assets
                                         $7,465.0         $8,910.1         $8,308.1
Net interest margin percentage (a)
                                             5.62%            6.57%            6.69%
                                     --------------------------------------------------
Finance receivables- average yield
                                             10.19%           10.35%           10.68%
Capital leases-average yield
                                              9.83%           10.50%           10.29%
Operating lease margin percentage
                                             33.57%           34.64%           36.80%
Total portfolio yield                        11.67%           11.72%           11.64%
                                     --------------------------------------------------
Debt/equity plus Preferred
   Securities                                 7.54x             7.13x           6.22x

a) Net interest margin is comprised of net portfolio revenue (finance revenue, capital lease revenue and operating lease margin) less interest expense. Net interest margin percentage equals the net interest margin divided by the respective average net portfolio assets.

Finance revenue

        1997 finance revenue increased $25.7 million or 12.6%, compared to 1996. A 14.4% increase in average net finance receivables to $2.3 billion accounted for $29.3 million of the increase, while the decrease in the average yield offset this increase by $3.6 million. The growth in the portfolio was primarily due to increases in the large-ticket structured and specialty finance, and SBA loan portfolios and growth in certain international residential mortgage portfolios. The reduction in yield was experienced by many of the Company's businesses and relates to increased competitive pressures and the mix of the assets recently securitized (see "Capital lease revenue" below for a discussion of the impact of securitizations on yields).

        1996 finance revenue increased 17.0% from 1995. The 20.7% increase in average net finance receivables to $2.0 billion generated approximately $36.2 million of additional revenue and was driven by increases in the large-ticket structured and specialty finance and certain small-ticket portfolios offset by $0.1 billion of finance receivables securitized. A decline in the overall average yield reduced revenue by $6.5 million. The decrease in yield is consistent with the relative proportion of floating rate loans in the portfolio and the slightly lower average cost of debt (see "Interest expense" discussion below).

Capital lease revenue

        1997 capital lease revenue decreased $237.1 million or 39.6% compared to 1996. A 35.5% decrease in the average net capital lease portfolio to $3.7 billion was responsible for approximately $212.6 million of the decrease. The decrease in the average portfolio was principally due to the 1996 Securitization which involved primarily capital leases. The reduction in the overall yield on capital leases by 67 basis points contributed to the remaining decrease in revenue. The reduction in yields reflects the effects of securitizing higher yielding assets and competitive pressures. The Company's securitizations have included small-ticket transactions which generally have higher yields and margins as compared to larger ticket transactions. Therefore, as securitizations occur, the proportion of these higher yielding transactions in the Company's owned portfolio is reduced causing a decrease in yields. Higher yields are not necessarily associated with higher profitability since these assets commonly carry higher credit provisions and servicing costs.

        1996 capital lease revenue increased $12.1 million, or 2.1% from 1995. The 21 basis point improvement in the average yield contributed $11.6 million to the increased revenue while the .09% increase in the average net capital lease portfolio to $5.7 billion contributed the remaining $0.5 million. The improved yield was primarily due to increased levels of higher yielding assets in certain small-ticket, automotive and mid-range and mainframe computer portfolios. However, certain non-U.S. businesses experienced decreased yields in 1996. The growth in the average net capital lease portfolio, which was experienced primarily in the small-ticket leasing portfolios and international businesses, was almost entirely offset by the 1996 Securitization.

Operating lease margin

        1997 rental revenue on operating leases of $834.0 million increased $137.0 million, or 19.7%, compared to 1996. Depreciation expense on operating leases of $554.1 million increased $98.5 million, or 21.6%, from 1996. The revenue increase was generated by the Company's enterprise server, telecommunications and international portfolios. The 107 basis point decline in operating lease margin percentage to 33.57% resulted from a lower proportion of renewal revenue, coupled with a slightly lower utilization rate of testing and diagnostic equipment.

        1996 rental revenue on operating leases of $697.0 million increased 24.3% and depreciation expense on operating leases of $455.6 million increased 28.5%. The increased rental revenue was primarily generated by growth in the Company's small-ticket leasing, automotive and computer related portfolios and international businesses. The decreased operating lease margin percent relates primarily to increased depreciation on certain computer-related assets and certain small-ticket portfolios.

Net interest margin

        1997's net interest margin of $419.5 million was 5.62% of average net portfolio assets compared with $585.8 million, or 6.57% in 1996. The $166.3 million decrease in net interest margin was due to lower capital lease revenue, higher relative interest expense associated with the Company's post-1996 Merger capitalization structure, offset by lower interest expense associated with carrying a lower level of portfolio assets. Average net portfolio assets for 1997 of $7,465.0 million were $1,445.1 million, or 16.2%, lower than 1996 causing a decrease in portfolio revenue of approximately $125.5 million. A slight decrease in the overall portfolio yield to 11.67% from 11.72%, reduced revenue by approximately $47.4 million. The Company's post-1996 Merger recapitalization includes higher debt relative to assets. The interest expense associated with carrying such higher relative debt reduced the 1997 margin by approximately $84.0 million. The lower level of debt associated with a smaller asset base partially offset this decrease by $81.3 million.

        The decrease in 1996's net interest margin percentage from 6.69% in 1995 was due to the large amount of higher yielding assets securitized and the increase in the debt to equity plus Preferred Securities ratio. A 22 basis point decrease in the average cost of debt and an increased average yield of the Company's total net portfolio assets somewhat offset this decrease. The debt to equity plus Preferred Securities ratio increased to 7.13 from 6.22 primarily as a result of the Company's recapitalization associated with the 1996 Merger (see discussion of interest expense below). The total portfolio yield increased to 11.72% from 11.64% primarily due to yield increases in capital leases (see "Capital lease revenue - 1996 discussion"). In addition, the 15.3% increase in average debt exceeded the increase of 7.2% in average portfolio assets.

Non-portfolio revenue

        The following table summarizes the components of non-portfolio revenue which includes revenue from securitizations and loan sales, equipment sales, and other net revenue. In addition, equipment sales margin (equipment sales less cost of equipment sales) and the equipment sales margin percentage (equipment sales margin divided by equipment sales) are presented.

                                        1997           1996          1995
                                  -------------------------------------------
                                              (dollars in millions)

Revenue from securitizations
 and loan sales                        $ 82.7         $164.9        $ 16.4
                                  -------------------------------------------
Equipment sales                          49.3           90.6          48.7
Cost of equipment sales                 (44.8)         (78.5)        (43.4)
                                  -------------------------------------------
Equipment sales margin                 $  4.5         $ 12.1        $  5.3
                                  -------------------------------------------
Equipment sales margin
 percentage                               9.3%          13.3%          11.0%
                                  -------------------------------------------
                                  -------------------------------------------
Other revenue, net                      $257.1         $197.2        $190.3
                                  -------------------------------------------
                                  -------------------------------------------
Total non-portfolio revenue              $389.1        $452.7        $255.4
                                  -------------------------------------------

Revenue from securitizations and loan sales

        1997 revenue from securitizations and loan sales, including SBA loans, decreased $82.2 million from 1996. Securitization revenue decreased $92.2 million offset by $10.0 million in higher loan sales revenue. 1996 securitization revenue was unusually high as a result of the 1996
Securitization.

        The ten-fold increase in 1996 revenue from securitizations and loan sales over 1995 was due primarily to the $3.1 billion 1996 Securitization as well as other securitizations aggregating $0.3 billion of lease and loan receivables. This compares to a $75 million securitization in 1995.

Revenue from equipment sales

        1997 revenue from sales of equipment decreased 45.5% from 1996. Similarly, cost of equipment sales decreased 43.0% from 1996. The drop in both equipment sales revenue and margin highlights the unusually strong results attained in 1996. During 1996, equipment sales and margin were bolstered by strong demand for enterprise servers and emerging technology equipment. Volume and profitability from equipment sales tend to follow customer behavior and generally are difficult to predict.

        1996 revenue from sales of equipment almost doubled 1995 results. Similarly, cost of equipment sales increased 80.9%, equipment sales margin of $12.1 million, or 13.3% of revenue from sales of equipment increased from $5.3 million, or 11.0%. The revenue and margin improvements were primarily due to the 1996 factors described in the previous paragraph.

Other revenue

        Other revenue consists mainly of sales of leased and off-leased equipment, portfolio servicing fees and other fee related revenue. Other revenue for 1997 increased $59.9 million or 30.4% from the prior year. Reflecting a higher managed asset base, service revenue contributed $23.0 million to the increase more than doubling to $43.3 million from $20.3 million in 1996. Fee income grew by $6.7 million, from $20.5 million in 1996, largely the result of providing software development services. Other revenue was up $18.7 million due to the disposition of certain warrant and equity instruments. The Company receives such instruments in conjunction with the structuring of certain of its complex large-ticket transactions.

        1996 other revenue increased 3.6% from 1995. While gains on sale of leased and off-leased equipment remained flat, the increase in other revenue was driven by fee related revenue and other portfolio related revenue.

Business by Channel

        The Company intends to continue its strategy of expanding its Other Clients businesses, while at the same time enhancing its relationships with the Former Affiliates. Because the growth in revenues generated by the Company's Other Clients businesses can be expected to lag behind the incurrence of expenses necessary to expand and operate such businesses, the Company anticipates that the percentage of its total net income (loss) and revenues attributable to Other Clients businesses may vary from year to year depending upon the stage of development of these Other Clients businesses.


Other Clients Business:                   1997           1996            1995
------------------------------------------------------------------------------
    Assets                                74.0%          72.3%           65.2%
    Revenues                              63.8%          62.9%           59.0%
    Net income (loss)                   (214.9)%         32.2%           23.9%

        The 1997 Other Clients businesses net loss is due to lower volumes, lower securitization gains and capital lease revenue relative to the Former Affiliates. In addition, the Company's net loss on the sales of businesses also reduced the Other Client's net income results. The percentages of total assets, revenues and net income/(loss) relative to the Other Clients businesses will vary depending upon the mix of assets securitized.

        The 1996 increase in Other Clients businesses assets was generated across most of the Company's businesses with partially offsetting declines in certain small-ticket portfolios (as a result of increased securitizations in 1996) and automobile portfolios. The 1996 increase in Other Clients businesses revenues was generated across all Company businesses. Had the 1996 Merger and 1996 Securitization not occurred, the Company estimates that the Other Clients businesses would have contributed approximately 34% of net income. This estimate assumes the exclusion of the 1996 Securitization gain and one-time 1996 Merger related costs, add back of revenues associated with assets sold, and adjustment to interest expense for certain other significant 1996 Merger and 1996 Securitization related events.

Expenses

Interest expense

                                              For the years ended December 31,
                                         1997         1996             1995
                                   ---------------------------------------------
                                                 (dollars in millions)
Interest expense                       $451.5          $458.0           $411.0
Average borrowings outstanding       $6,961.7        $7,174.8         $6,225.1
Average cost of debt                     6.49%           6.38%           6.60%

        1997 interest expense decreased $6.6 million, or 1.4%, compared to 1996. As discussed in the net interest margin section, the $81.3 million reduction in interest expense resulting from carrying a lower level of assets was more than offset by the $84.0 million impact of carrying relatively higher debt. The Company issued medium and long-term debt in 1997 at an average rate of 6.28%, compared to debt maturing having a slightly lower average rate of 6.23%. Average borrowings for 1997 decreased 3.0% from 1996 primarily due to lower debt requirements associated with a smaller asset base.

        1996 interest expense increased 11.4%, or $47.0 million. Average borrowings outstanding of $7.2 billion increased 15.3%, or $.9 billion primarily due to growth in average portfolio assets and an increased debt to equity plus Preferred Securities ratio. Higher average borrowings contributed $52.3 million to the increase and was partially offset by $5.3 million due to a decline in the average cost of debt. The decrease in the cost of debt to 6.38% from 6.60% resulted from the issuance of medium and long-term debt at a lower cost than the maturing debt and a shift in the mix toward commercial paper during the second half of the year due to the recapitalization of the Company. During 1996, the Company issued approximately $2.0 billion of medium and long-term debt at an average rate of 5.93%, and repaid $2.1 billion of medium and long-term with an average rate of 6.91%. In October 1996, the Company repaid approximately $1.6 billion of commercial paper with proceeds from the 1996 Securitization and Preferred Offering, net of amounts used to purchase the Company's common stock. Consequently, the lower overall borrowings outstanding should reduce the Company's interest expense. However, the Company's cost of debt in the future will be negatively impacted by the loss of interest free loans from AT&T.

        On October 25, 1996 the Company, through a subsidiary, issued to the public eight million Company-obligated preferred securities for $25 per share. Holders of the securities are entitled to receive cash distributions at an annual rate of 9.06%, which is guaranteed by the Company. During 1997 and 1996, $18.1 million and $3.3 million, respectively, of distributions were paid to the Preferred Securities holders.

Operating and Administrative (O&A) Expenses

                                         For the years ended December 31,
                                           1997           1996           1995
                                     -----------------------------------------
                                               (dollars in millions)
O&A expenses (a)                         $545.7        $ 564.5        $ 473.7
Total period-end owned and
    managed assets                     $13,912.1      $12,883.5      $11,755.8
O&A/period-end total owned and
 managed assets                            3.92%          4.38%          4.03%

(a) Excludes Restructuring charges of $35.1 million.

        O&A expenses for 1997 decreased 3.3% from 1996. Total owned and managed assets at December 31, 1997 grew 8.0% from the end of 1996 primarily as a result of an increase in owned assets of $0.7 billion. As a percent of owned and managed assets, 1997 O&A expenses of 3.92% improved from 4.38% for 1996. The decrease in the ratio can be attributed to management's continuing effort to improve efficiency and increased financing volume utilizing the Company's infrastructure coupled with not incurring the $52.4 million of 1996 Merger-related costs experienced in 1996.

     1996 O&A expenses increased 19.2% from 1995. This increase was due primarily to $52.4 million of one-time 1996 Merger related costs which include the accelerated payout and additional amounts due under the Company's Share Performance Incentive Plan, payments made to certain officers of the Company to waive certain of their rights under the Company's Leadership Severance Plan, certain other termination and other payments and 1996 Merger-related transaction costs. In addition, O&A was impacted by the increased costs associated with managing a higher level of owned and managed assets. O&A as a percentage of total period-end owned and managed assets of 4.38% increased from 4.03%. However, the percentage was 3.97% excluding the above mentioned one-time merger related costs.

Provision for credit losses

        See "Credit Quality" below for a discussion of the provision for credit losses.

Provision for income taxes

For the years ended December 31,         1997          1996        1995
                                    -------------------------------------------
                                              (dollars in millions)
Provision for income taxes               $11.0          $110.1         $80.7
Effective income tax rate                 34.4%           39.5%         38.7%

        The decrease in the 1997 effective rates resulted from higher relative tax-exempt income, a lower overall provision for state taxes, somewhat offset by higher foreign taxes. In addition the absence of certain non-deductible one-time merger related costs, as experienced in 1996, contributed to the decrease.

        The increase in the 1996 overall effective tax rate was due primarily to certain one-time 1996 Merger related costs which were not deductible for tax purposes.

   CREDIT QUALITY

        The following table reflects the Company's key portfolio credit performance indicators. Portfolio assets include the investment in finance receivables, capital leases and operating leases.

At or for the years ended December 31,         1997          1996           1995
                                           -----------------------------------------
                                                      (dollars in millions)
Portfolio assets (gross of allowance)        $7,403.9        $7,356.4      $9,328.6
Provision for credit losses                    $114.3          $113.6         $86.2
Allowance for credit losses                    $178.6          $169.0        $223.2
Allowance for credit
  losses/portfolio assets                       2.41%           2.30%         2.39%
Allowance for credit losses/non-
accrual assets                                  1.06x           1.25x         1.88x
Non-accrual assets                             $168.7          $135.1        $118.5
Non-accrual assets/portfolio assets             2.28%           1.84%         1.27%
Net charge-offs/portfolio assets                0.56%           1.17%         0.50%
Delinquency(a)-owned assets                     3.08%           2.56%         1.46%
Delinquency(a)-owned and securitized            2.62%           2.18%         1.61%

a)   Delinquencies of two months or greater.

        The Company's Securitizations include generally better performing assets, those transactions that are not more than 60 days past due. Therefore, the owned portfolio reflects a higher proportion of delinquent receivables requiring higher allowance requirements.

        The increase in non-accrual assets to portfolio assets at the end of 1997 compared to 1996 is primarily due to a $27.4 million project finance transaction suspended from income recognition in February, 1997. The increase in the delinquencies since December 31, 1996 of both owned and owned and securitized assets, is primarily due to the project finance transaction discussed above.

        The decreases in 1996 key credit statistics from 1995 resulted primarily from the significant increase in securitizations in 1996. The decrease in the allowance for credit losses was also due primarily to the reclassification of certain amounts to securitization recourse reserves. Net charge-offs/portfolios assets was also impacted by the write-off of a large financing of approximately $11 million. In addition, the increases in the dollar amount of delinquencies and non-accrual assets resulted from a $36.5 million loan placed on non-accrual status.

FINANCIAL CONDITION

Sale of Businesses

        During the fourth quarter of 1997, the Company sold its fleet automotive and inventory financing business units totaling approximately 11% and 9% of the Company's assets and revenues, respectively, at and for the nine months ended September 30, 1997. Additionally, the Company is currently pursuing the sale of its U.S. consumer automotive business. The carrying value of these assets have been reduced to fair value. The Company's net gains on the sales of the fleet automotive unit and inventory financing business unit, net of the loss recorded on the anticipated sale of the U.S. consumer automotive business, has been included in the income statement caption, Loss on sales of businesses, net.

Net portfolio assets

        The following table reflects components of the Company's net portfolio assets.

                                                 1997              1996
                                            --------------- -------------------
                                                  (dollars in millions)
Net investment in finance receivables (a)    $ 2,343.6           $2,135.3
Net investment in capital leases (a)           3,288.1            3,648.7
Net investment in operating leases (b)         1,593.6            1,403.5
                                            --------------- -------------------
Net portfolio assets (net of allowance)        7,225.3            7,187.5
Managed assets                                $5,136.3           $4,791.0
Net investment in total owned and
  managed assets                             $12,361.6          $11,978.5

a) Generally represents the sum of the (i) the gross receivable, (ii) the associated unearned income, (iii) the unguaranteed residual value (for capital leases only), less (iv) the allowance for credit losses.

b) Generally represents the historical cost of the equipment less the associated accumulated depreciation.

        Net portfolio assets remained relatively flat at $7.2 billion. Operating leases increased $190.1 million, or 13.5%, primarily due to growth in the Company's enterprise server, international and telecommunications portfolios. The net investment in finance receivables increased $208.4 million, or 9.8%, due primarily to increases in the SBA loan, international residential mortgage and large-ticket structured and specialty finance portfolios. Somewhat offsetting such growth was the sale of the Company's inventory financing business. The 9.9% reduction in capital leases is due to a reduction in the automotive portfolio (the U.S. consumer automotive business is currently for sale and included in the balance sheet caption "Assets held for sale and inventory").

        The Company's international assets (excluding cross border transactions) grew to 24.6% of total assets, up slightly from 24.0% at the end of 1996.

        The increase in the level of assets managed is attributable to an increase in SBA loans serviced offset in part by normal run-off. The total assets managed on behalf of AT&T, Lucent and NCR collectively, represented 29.4% and 31.1% of the total assets managed at December 31, 1997 and 1996, respectively.

        In the third quarter of 1996, the Company acquired the operating assets and lease portfolio of Municipal Leasing Corporation. This Canadian operation has been financing office equipment and automobiles for the past 15 years and had $160 million in assets at time of the acquisition.

        Deferred charges and other assets increased by $137.7 million, or 19.8%, to $832.9 million. This increase was primarily driven by a net increase of $88.0 million in retained interest in securitized assets.

Debt

        Primarily to fund increased financing volume, total debt of $7.1 billion at December 31, 1997 increased by 10.1%, from $6.5 billion at December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

        The table below includes key cash flows provided by and used for operating, investing and financing activities.

                                                                          For the year ended December 31,
                                                                   1997               1996          1995
                                                               ------------------------------------------------
                                                                             (dollars in millions)

Net Cash provided by Operating Activities:                          $  563.2          $292.3        $  680.1
Investing Activities:
   Principal collections from customers                              3,965.9         3,998.2         3,855.6
 customers
   Cash used for financings and lease equipment purchases(a)        (6,583.9)       (6,206.9)       (5,782.0)

   Cash proceeds from securitizations and loan sales                 1,500.4         3,390.4           291.5

Financing Activities:
   Net proceeds (repayments) from issuance of short-term
        notes (b)                                                        1.3          (345.1)         (207.0)
   Proceeds from the issuance of medium and long-term debt           3,517.3         2,011.7         2,905.9

   Repayments of medium and long-term debt                         $(2,930.5)      $(2,135.7)      $(1,828.4)
                                                               ------------------------------------------------

(a) Includes purchases of finance asset portfolios and businesses.
(b) Short-term notes include primarily commercial paper.

Borrowings

        Newcourt has advised the Company that Newcourt intends for the Company to operate as an indirect wholly-owned subsidiary of Newcourt which will continue to issue commercial paper and medium and long-term debt in the public markets. Additionally, Newcourt intends for the Company and Newcourt, on a consolidated basis to move to a consolidated debt to tangible equity ratio of approximately 5.5:1. In addition, as discussed previously, the Newcourt Support Agreement requires Newcourt to own a majority of the outstanding shares of common stock of the Company, to cause the Company and its subsidiaries to have a consolidated tangible net worth of at least $1.00 and to provide funds to the Company (upon the request of the Company) sufficient to enable the Company to make timely payments of principal and interest payments on its debt for borrowed money (if the Company is unable to do so).

        On February 20, 1998, the Company entered into an agreement whereby the Company guarantees certain indebtedness and liquidity facilities of Newcourt and Newcourt Credit Group USA Inc. (the "Newcourt Guarantee"). This debt is used by Newcourt for general operating purposes. As of February 28, 1998, the Company's guarantee of such debt was US$1.4 billion (C$2.0 billion).

        Also, as a result of the Newcourt Acquisition, the Company is currently renegotiating its existing $2.0 billion back-up facility to support Newcourt's and the Company's existing commercial paper programs and for general corporate purposes. The Company is looking to increase its U.S. facility to $2.25 billion with $1.5 billion having a term of 364 days and $.75 billion having a term of 5 years (the "U.S. facility"). In addition, Newcourt is pursuing a Canadian facility of C$1.0 billion with a term of 364 days ("the Canadian facility"). It is expected that the U.S. facility will be guaranteed by Newcourt and Newcourt Credit Group USA Inc., a wholly-owned subsidiary of Newcourt and rank pari passu with the Canadian facility. The Canadian facility will be guaranteed by the Company and Newcourt Credit Group USA Inc.

        In August 1997, the Company's back-up credit facility of $2.0 billion was modified. This facility, negotiated with a consortium of 24 lending institutions, supports the commercial paper issued by the Company. At December 31, 1997 this facility was unused. Under the most restrictive provision of the Company's back-up facility, the Company is required to maintain an interest coverage ratio (the ratio of consolidated earnings before interest and taxes, as defined, to consolidated interest expense) of 1.25 times. The Company is in compliance with this and all other covenants of the facility. To meet local funding requirements, the Company's foreign operations have available lines of credit of approximately $341.6 million, of which approximately $95.2 million were available at December 31, 1997. These facilities are generally renewed annually.

        During January 1997, the SEC declared effective a Company debt registration statement of $4.0 billion. Subsequent to December 31, 1997, the Company completed the full utilization of such debt available under the registration statement. On March 20, 1998 the Company filed with the SEC a $5.0 billion debt registration statement on Form S-3. The Company anticipates this registration statement to be declared effective in the second quarter of 1998.

        The ownership of the Company's Trust Originated Preferred Securities of $200 million, that were issued by a subsidiary of AT&T Capital in October, 1996, was not affected by the Newcourt Acquisition and related transactions. However, the Newcourt Guarantee ranks senior to the Trust Guarantee issued by the Company in connection with the Preferred Securities offering.

        The Company considers its current financial resources, together with the borrowings referred to above and estimated future cash flows, to be adequate to fund the Company's planned future growth and operating requirements.

        On February 29, 1996, shareowners of record as of February 9, 1996, were paid a fourth quarter 1995 dividend of $.11 per share. During 1996, the Company's Board of Directors declared dividends each of $.11 per share to shareowners of record as of May 10, 1996 and August 9, 1996 payable on May 31, 1996 and August 30, 1996, respectively. As a result of the 1996 Merger and the Newcourt Acquisition, the Company anticipates that it will no longer pay dividends in the short-term.

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

Using derivatives to manage interest rate and currency risk

        The Company uses derivatives to match fund its portfolio and thereby manage interest rate and currency risk. Derivatives can be customized in terms of duration and interest rate basis (i.e., fixed or floating). Derivatives used by the Company are operationally efficient to arrange and maintain. Whether the Company issues medium and long-term debt on which it pays a fixed rate, or issues floating rate debt and utilizes interest rate swaps, on which it generally pays a fixed rate and receives a floating rate, the Company's interest rate risk position can be equally well managed. However, it is the interplay between liquidity, capital, portfolio characteristics, and economic and market conditions that will determine the final mix of medium and long-term debt, commercial paper and swaps (or other derivatives) used to manage interest rate risk (see Notes 2, 10 and 16 to the Consolidated Financial Statements).

        The total notional amount of the Company's interest rate swaps was $2,287.0 million and $1,436.8 million at December 31, 1997 and 1996, respectively. The total notional amount of the Company's currency swaps was $240.1 million and $320.6 million at December 31, 1997 and 1996, respectively. The U.S. dollar equivalent of the Company's foreign currency forward exchange contracts was $1,511.5 million and $907.3 million at December 31, 1997 and 1996, respectively.

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

        The Company monitors its derivative positions using techniques including market value, sensitivity analysis and a value at risk model. The value at risk tests discussed below for exposure to interest rate and currency rate exposures are based on a variance/co-variance model using a three-month horizon and a 95% confidence level. The model assumes that financial returns are normally distributed. The value at risk model takes into account correlations and diversification across market factors, including currencies and interest rates. Estimates of volatility and correlations of market factors are drawn from the Reuters/JP Morgan RiskMetrics dataset as of January 27, 1998.

        Based on the Company's overall interest rate exposure at December 31, 1997, including derivatives and other interest rate sensitive instruments, a near-term change in interest rates, within a 95% confidence level based on historical interest rate movements, would not materially affect the consolidated financial position on a fair value basis, results of operations or cash flows of the Company.

        Based on the Company's overall currency rate exposure at December 31, 1997, including derivatives and other foreign currency sensitive instruments, a near-term change in currency rates, within a 95% confidence level based on historical currency rate movements, would not materially affect the consolidated financial position on a fair value basis, results of operations or cash flows of the Company.

        There were no past due amounts or reserves for credit losses at December 31, 1997, related to derivative transactions. The Company has never experienced a credit related charge-off associated with derivative transactions.

RISK FACTORS

Risks Related to Plans Involving Newcourt

Integration of Business

        Both the Company and Newcourt have completed a number of acquisitions during the past five years. Integration of these two businesses will require a significant amount of management's time. Diversion of management attention from the Company's existing business could have a material adverse impact on the revenues and operating results of the Company.

Guarantee of Certain Newcourt Debt

        In connection with the Newcourt Acquisition, on February 20, 1998 the Company entered into an agreement pursuant to which the Company will guarantee (the "Company Guarantee") the payment of certain indebtedness and liquidity facilities issued, guaranteed or entered into by Newcourt (as amended, supplemented, restated or replaced, collectively, the "Newcourt Debt Securities") for the timely benefit of the holders of the Newcourt Debt Securities (collectively, the "Newcourt Noteholders"). A copy of the Company Guarantee is filed as Exhibit 10 to the Company's Current Report on Form 8-K dated February 20, 1998 filed on March 12, 1998.

        Because the Company Guarantee is anticipated to cover future indebtedness under various documents evidencing or relating to the Newcourt Debt Securities, as well as amendments, supplements, restatements or replacements of or to the Newcourt Debt Securities, the aggregate outstanding principal amount of the Newcourt Debt Securities to be covered by the Company Guarantee is expected to increase in the future.

        The Company's obligations under the Company Guarantee represent an irrevocable and unconditional guarantee of the due and punctual payment to the Newcourt Noteholders, on demand, whether at stated maturity or otherwise, of all debts, liabilities and obligations of Newcourt under the Newcourt Debt Securities, including present and future, direct and indirect, absolute and contingent and matured and unmatured debts, liabilities and obligations. The liability of the Company under the Company Guarantee is anticipated to be unlimited as to amount and to be absolute and unconditional irrespective of any conditions or circumstances that might otherwise constitute a defense available to the Company or Newcourt, including any defense based on the lack of validity or the unenforceability of the Newcourt Debt Securities or any defense or counterclaim available to Newcourt.

Sensitivity to Ratings on Debt

        As a result of the consummation of the Newcourt Acquisition, each of the four statistical rating organizations that have been rating the Company's securities maintained or upgraded their respective ratings on the Company's short-term and (where applicable) long-term senior unsecured debt. No assurance can be given that any or all of such rating organizations will not at any future time or from time to time establish different ratings on the Company's senior unsecured short-term or long-term debt. To the extent that any of such rating organizations assigns a lower rating than the existing ratings, such downgrading would result in relatively higher borrowing costs for the Company, reduce its access to its traditional funding sources and reduce its competitiveness, particularly if any such assigned rating is in a generic rating category that signifies that the relevant debt of the Company is less than investment grade. In addition, certain ratings downgrading could result in the termination of one or more of the License Agreements with AT&T and NCR (as defined below) or the 1998 Lucent Agreement (as defined below). See "Changes in Relationships with the Former Affiliates - Operating and Certain Other Agreements with the Former Affiliates" below. Any such downgrading could have a material adverse effect on the Company.

Liquidity and Debt Service

        The Company's business requires substantial amounts of cash to support its growth and operations. The Merged Company's ability to obtain funds and the cost of such funds could be affected by its credit rating and restrictions contained in existing or future debt instruments and by other events beyond its control, such as interest rates, general economic conditions and the perception of its business, results of operations, leverage, financial condition and business prospects.

Securitization Program

        The Company's securitization transactions, structured as both private conduit programs and the sale of publicly offered securities, are an important part of the Company's financing to manage its' leverage ratio and to transfer credit risk. Any delay in the securitization of finance receivables would cause leverage to fluctuate, postpone the recognition of the gain on such finance receivables and cause the Company's net income to fluctuate from period to period.

        Continuity of Management

        The Merged Company's success depends to a significant extent upon the continued services of its management. There is no assurance that any of Newcourt's or the Company's existing officers and key employees will remain in their current positions for any period of time following the date hereof. The unavailability of the continued services of such persons could have a material adverse effect on the Company's business.

Changes in Relationships with the Former Affiliates

Reliance on Major Vendors

        A substantial portion of the Company's net income is attributable to the financing provided by the Company to customers of the Former Affiliates with respect to products manufactured or distributed by them (the "Former Affiliates Products") and, to a lesser extent, to the Former Affiliates as end-users, primarily with respect to the lease of information technology and other equipment to them as end-users and the administration and management of certain leased assets on behalf of the Former Affiliates. The Company's commercial relationships with the Former Affiliates are currently governed by certain agreements.

        Although, while the proportion of the Company's total revenues from the Other Clients Businesses has grown over the last several years, a substantial portion of the Company's net income has been generated by the Company's relationship with the Former Affiliates. A significant decrease in the portion of the sales of the Former Affiliates Products that are financed by the Company, or in the absolute amount of the Former Affiliates Product sales (in either case, particularly with respect to Lucent), or in the amount of transactions effected by the Company with the Former Affiliates as end-user (particularly with respect to AT&T) would have a material adverse effect on the Company's results of operations and financial conditions.

Operating and Certain Other Agreements with the Former Affiliates.

        In the second quarter of 1993, the Company entered into the following agreements with AT&T: an Operating Agreement (as subsequently amended, the "AT&T Operating Agreement"), an Intercompany Agreement (the "AT&T Intercompany Agreement"), and a License Agreement (as subsequently amended, the "AT&T License Agreement"). In the second quarter of 1996, the Company entered into separate operating agreements with each of Lucent and NCR (the "Lucent Operating Agreement" and "NCR Operating Agreement", respectively, and, collectively with the AT&T Operating Agreement, the "Operating Agreements") (pursuant to which, among other things, the Company serves as preferred provider of financing services and has certain related and other rights and privileges in connection with the financing of equipment to the customers of Lucent and NCR). Also, in the second quarter of 1996, the Company entered into letter agreements with Lucent and NCR regarding the applicability to Lucent and NCR of specified provisions of the AT&T License Agreement (collectively, with the AT&T License Agreement, the "License Agreements") and the AT&T Intercompany Agreement (collectively, with the AT&T Intercompany Agreement, the "Intercompany Agreements"). (See Note 15 for further discussion of the Former Affiliates). The Former Affiliates are not required to renew the terms of their respective Operating Agreements, License Agreements and Intercompany Agreements beyond the expiration of the current terms on August 4, 2000.

        On March 9, 1998, Newcourt signed a new five-year agreement with Lucent (the "1998 Lucent Agreement") which expands the global financing program established to serve Lucent's business systems customers. The term of the 1998 Lucent Agreement is from October 1, 1997 through September 30, 2002. The 1998 Lucent Agreement replaces the Lucent Operating Agreement and the letter agreements between the Company and Lucent, the initial terms of which were scheduled to expire on August 4, 2000. In addition to the extended term of the 1998 Lucent Agreement, other changes from the previous Lucent Operating Agreement include Newcourt being the preferred provider of financing services for a greater portion of Lucent's equipment and related product sales, a change in the methodology in calculating the amount required to be paid to Lucent (based upon specific financial, service and performance levels tied to compensation) which is expected to result in an increase in such amount, and a single point of contact for customers. The 1998 Lucent Agreement also includes certain early termination provisions and a buy-out option that could have a material impact on the Company's future operations, if exercised. Lucent is not required to renew the term of the 1998 Lucent Agreement beyond the current term. In the event of either (a) an early termination or buy-out or (b) a non-renewal of the 1998 Lucent Agreement by Lucent, Newcourt will have an extended wind-down period with cost recovery.

        The impact of the 1998 Lucent Agreement on the Company's future net income is at this time unknown. While there is a possibility that the Company's future net income from Lucent transactions may increase as a result of an anticipated increase in financing volume arising from Newcourt being the preferred provider of financing services for a greater portion of Lucent's equipment and related product sales, there also is a possibility that the Company's future net income from Lucent transactions may decrease as a result of the increased amounts due to Lucent under the 1998 Lucent Agreement.

        Although the Company intends to seek to maintain and improve its existing relationships with Lucent, NCR and AT&T, no assurance can be given that the Operating Agreements or the 1998 Lucent Agreement, will be extended beyond their respective termination dates or, if extended, that the terms and conditions thereof will not be modified in a matter adverse to the Company. Failure to renew the Operating Agreements and the 1998 Lucent Agreement, on terms not adverse to the Company could have a material adverse effect on the Company. Moreover, in certain circumstances the Operating Agreements and the 1998 Lucent Agreement may be terminated prior to their respective expiration dates.

Certain Increased Costs and Expenses

        As a result of the Newcourt Acquisition and the related integration plan for the Merged Company, AT&T Capital's net income will be adversely impacted over the next eighteen months. Such integration plan is expected to result in additional costs which include, but are not limited to, severance and other employee benefit costs, systems conversions, location closures and other restructuring costs.

        AT&T Capital is targeting to reduce its ratio of operating expenses to owned and managed assets over the next few years. These reductions are expected to result from extensive cost savings programs and economies of scale in processing operations, administration and centralized services. While it is anticipated that these savings will be recognized, any unanticipated event in the integration of the businesses by both Newcourt and AT&T Capital may require significant management time and cause a delay in recognition of the cost savings.

Competition

        The equipment leasing and finance industry in which the Company operates is highly competitive and is undergoing a process of consolidation. As a result, certain of the Company's competitors' relative cost bases have been reduced. Participants in the industry compete through price (including the ability to control costs), risk management, innovation and customer services. Principal cost factors include the cost of funds, the cost of selling to or obtaining new end-user customers and vendors and the cost of managing portfolios. The Company's competitors include captive or related leasing companies (such as General Electric Capital Corporation and IBM Credit Corporation), independent leasing companies (such as Comdisco, Inc.), certain banks engaged in leasing, lease brokers and investment banking firms that arrange for the financing of leased equipment, and manufacturers and vendors which lease their own products to customers. In addition, the Company competes with all banking and other financial institutions, manufacturers, vendors and others who extend or arrange credit for the acquisition of equipment, and in a sense, with end-users' available cash resources to purchase equipment that the Company may otherwise finance. Many of the competitors of the Company are large companies that have substantial capital, technological and marketing resources; some of these competitors are significantly larger than the Company and have access to debt at a lower cost than the Company. In addition, the Company may not have, in the immediate future, access to sufficient U.S. Federal tax capacity to pursue efficiently U.S. tax based lease financing.

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

Readiness for Year 2000

        Prior to its acquisition by Newcourt, AT&T Capital had begun addressing the Year 2000 issue, also known as the "millineum bug". This included inventories of most systems as well as some conversion effort on major systems.

        The Merged Company is addressing the Year 2000 issue from a global perspective. In early 1998, the Merged Company established a global Year 2000 Program Office to provide oversight from both a business and technical perspective. The program will coordinate vendors, consultants and regional Year 2000 resources. The Merged Company, including AT&T Capital plans to convert its critical systems by the end of 1998 with conversion of remaining systems and compliance testing and certification to be completed in 1999. As part of the integration strategy, the Merged Company plans to aggressively consolidate onto a limited set of identified Year 2000 compliant systems in order to achieve operational efficiencies and to minimize the Year 2000 exposures and costs.

        Management does not anticipate that the total cost to the Company of these Year 2000 compliance activities will be material to its financial position or results of operations in any given year

RECENT PRONOUNCEMENTS

      In July 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires total comprehensive income to be reported in a financial statement. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt this standard in its 1998 financial statements. Comparative information for earlier years will be restated.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes a new model for segment reporting. The Statement requires reporting of financial and descriptive information about a company's reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. It also requires reporting of certain information about products and services, geographic areas of operation, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt this standard in its 1998 financial statements. Comparative information for earlier years will be restated.

        In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post Retirement Benefits". SFAS No. 132 revises employer's disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. The Statement standardizes the disclosure requirements to the extent practicable, requires additional information changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this standard in its 1998 financial statements. Comparative information for earlier years will be restated, if readily available.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
At December 31,                                        1997        1996*
(Dollars in Thousands)
--------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                            $  8,317     $     -
Assets held for sale and inventory                    478,213       93,775
Net investment in finance
 receivables                                        2,343,604    2,135,250
Net investment in capital leases                    3,288,141    3,648,731
Net investment in operating leases, net of
 accumulated depreciation of $772,437 in
 1997 and $777,905 in  1996                         1,593,582    1,403,470
Deferred charges and other assets                     832,892      695,160
Deferred Income taxes                                 231,146      116,126
--------------------------------------------------------------------------------
Total Assets                                        8,775,895    8,092,512
--------------------------------------------------------------------------------
LIABILITIES, PREFERRED SECURITIES AND SHAREOWNERS' EQUITY:
LIABILITIES:
Short-term notes, less unamortized discounts
 of $14,357 in 1997 and $3,112 in 1996              1,868,585    1,867,247
Income taxes and other payables                       714,122      720,281
Medium and long-term debt                           5,249,409    4,597,677
Commitments and contingencies
--------------------------------------------------------------------------------
Total Liabilities                                   7,832,116    7,185,205
--------------------------------------------------------------------------------
PREFERRED SECURITIES:
 Company-obligated preferred securities
 of subsidiary                                        200,000       200,000

SHAREOWNERS' EQUITY:
Common stock, one cent par value:
  Authorized 150,000,000 shares, issued
  and outstanding, 90,337,379 shares
  in 1997 and 90,198,571 in 1996                          903          902
Additional paid-in capital                            651,552      633,676
Recourse loans to senior executives                   (15,471)     (15,697)
Foreign currency translation adjustments               (4,032)      (3,502)
Retained earnings                                     110,827       91,928
--------------------------------------------------------------------------------
Total Shareowners' Equity                             743,779      707,307
--------------------------------------------------------------------------------
Total Liabilities, Preferred Securities and
Shareowners' Equity                                $8,775,895    $8,092,512
--------------------------------------------------------------------------------

     The accompanying notes are an integral part of these Consolidated Financial Statements.

     *Certain amounts have been reclassified to conform to the 1997 presentation.

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

For the Years Ended December 31,              1997      1996        1995
(Dollars in Thousands)
--------------------------------------------------------------------------------
REVENUES:
 Finance revenue                            $229,855   $204,204    $174,523
 Capital lease revenue                       361,124    598,203     586,141
 Rental revenue on operating leases          834,027    697,020     560,964
 Revenue from securitizations and
  loan sales                                  82,663    164,899      16,374
 Equipment sales                              49,349     90,631      48,724
 Other revenue, net                          257,121    197,233     190,309
--------------------------------------------------------------------------------
Total Revenues                             1,814,139  1,952,190   1,577,035
--------------------------------------------------------------------------------
EXPENSES:
 Interest                                    451,470    458,039      411,040
 Operating and administrative                545,728    564,489      473,663
 Depreciation on operating leases            554,059    455,595      354,509
 Cost of equipment sales                      44,769     78,538       43,370
 Provision for credit losses                 114,301    113,605       86,214
 Restructuring charges                        35,093          -            -
 Loss on sales of businesses,net              18,563          -            -
--------------------------------------------------------------------------------
Total Expenses                            1,763,983  1,670,266    1,368,796
--------------------------------------------------------------------------------
Distributions on Company-obligated
 preferred securities of subsidiary          18,120      3,322            -
--------------------------------------------------------------------------------
Income before income taxes                   32,036    278,602      208,239
Provision for income taxes                   11,029    110,063       80,684
--------------------------------------------------------------------------------
NET INCOME                                 $ 21,007   $168,539     $127,555
--------------------------------------------------------------------------------


         The accompanying notes are an integral part of these Consolidated Financial Statements.

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

--------------------------------------------------------------------------------
For the Years Ended December 31,              1997         1996       1995
(Dollars in Thousands)
--------------------------------------------------------------------------------
Common stock

  Balance at beginning of year           $     902  $       470 $      470
  Repurchase and retirement of shares
    in connection with the 1996 Merger           -         (471)         -
  Stock issuances:
    New shares issued as a result of
     the 1996 Merger                             1          902          -
    Pension and benefit plans                    -            1          -
--------------------------------------------------------------------------------
  Balance at end of year                       903          902        470
--------------------------------------------------------------------------------
Additional paid-in capital

  Balance at beginning of year             633,676      783,244    782,785
  Repurchase and retirement of shares
   in connection with the 1996 Merger            -   (1,660,174)         -
  Stock issuances:
   New shares issued as a result
     of the 1996 Merger                      4,203      821,583          -
   Pension and benefit plans                     -        1,695        459
  Tax impacts of the 1996 Merger:
   Capital contribution from Former
    Affiliates for lost tax depreciation    (6,711)     279,876          -
   Reduction of deferred tax liabilities
    due to the Section 338(h)10 election    17,160      232,929          -
   Establishment of goodwill-deferred tax
    asset due to the Section 338(h)10
    election                                 4,591      161,999          -
   Establishment of current tax receivable
    due to tax benefit generated by Hercules
   (Cayman) buyout of employee stock options     -       16,011          -
  Other                                     (1,367)      (3,487)         -
--------------------------------------------------------------------------------
  Balance at end of year                   651,552      633,676    783,244
--------------------------------------------------------------------------------
Recourse loans to senior executives
  Balance at beginning of year             (15,697)     (20,512)   (19,651)
  Loans made                                (4,894)      (1,381)    (2,613)
  Loans repaid                               5,120        6,196      1,752
--------------------------------------------------------------------------------
  Balance at end of year                   (15,471)     (15,697)   (20,512)
--------------------------------------------------------------------------------
Foreign currency translation adjustments
  Balance at beginning of year              (3,502)      (2,173)    (2,158)
  Unrealized translation loss                 (530)      (1,329)       (15)
--------------------------------------------------------------------------------
Balance at end of year                      (4,032)      (3,502)    (2,173)
--------------------------------------------------------------------------------
Retained earnings
  Balance at beginning of year              91,928      355,096    246,772
  Repurchase and retirement of shares
   in connection with the 1996 Merger            -     (416,217)         -
  Net income                                21,007      168,539    127,555
  Cash dividends paid                            -      (15,490)   (19,231)
  Other                                     (2,108)           -          -
--------------------------------------------------------------------------------
Balance at end of year                     110,827       91,928    355,096
--------------------------------------------------------------------------------
Total Shareowners' Equity                $ 743,779    $ 707,307 $1,116,125
--------------------------------------------------------------------------------

        The accompanying notes are an integral part of these Consolidated Financial Statements.

<CAPITON>
                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
For the Years Ended December 31,           1997        1996*        1995
(Dollars in Thousands)
--------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                              $  21,007    $ 168,539   $ 127,555
Noncash items included in income:
   Depreciation and amortization          606,751      509,957     412,044
   Deferred taxes                        (103,955)    (269,972)     (2,772)
   Provision for credit losses            114,301      113,605      86,214
   Revenue from securitizations
    and loan sales                        (82,663)    (164,899)    (16,374)
(Increase) decrease in deferred
   charges and other assets               (33,611)     (11,274)     26,596
Increase (decrease) in income taxes
   and other payables                      43,173      (35,131)     50,362
Decrease in payables to
   Former Affiliates                       (1,757)     (18,481)     (3,509)
--------------------------------------------------------------------------------
Net Cash Provided by
 Operating Activities                     563,246      292,344     680,116
--------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash
   acquired                                     -     (148,109)   (294,472)
Purchase of finance asset portfolios       (4,871)      (7,339)    (19,769)
Financings and lease equipment
   purchases                           (6,579,002)  (6,051,483) (5,467,773)
Principal collections from
   customers, net of amounts
   included in income                   3,965,877    3,998,239   3,855,592
Cash proceeds from securitizations
   and loan sales                       1,500,367    3,390,396     291,476
(Decrease) increase in payables to
   affiliates                             (25,451)      25,451           -
--------------------------------------------------------------------------------
Net Cash (Used for) Provided by
 Investing Activities                 $(1,143,080)  $1,207,155 $(1,634,946)
--------------------------------------------------------------------------------

                            (Continued on next page)


                                       51







                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Continued)


--------------------------------------------------------------------------------
For the Years Ended December 31,           1997         1996*         1995
(Dollars in Thousands)
--------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term
  notes, net                          $    1,338   $ (345,104)  $ (207,045)
Additions to medium and
  long-term debt                       3,517,344    2,011,705    2,905,920
Repayments of medium and
  long-term debt                      (2,930,531)  (2,135,693)  (1,828,426)
(Decrease) increase in payables to
  affiliates and Former Affiliates             -     (247,400)      53,109
Issuance of Company-obligated
  preferred securities                         -      200,000            -
Proceeds from interim bridge-loan to
  fund 1996 Merger                             -    1,255,286            -
Repayment of interim bridge-loan to
  fund 1996 Merger                             -   (1,255,286)           -
Repurchase of Company common stock             -   (2,076,863)           -
Capital contributions from affiliates
  and Former Affiliates                        -    1,101,459            -
Other 1996 Merger related items                -        3,926            -
Dividends paid                                 -      (15,490)     (19,231)
--------------------------------------------------------------------------------
Net Cash Provided by (Used for) Financing
  Activities                             588,151   (1,503,460)     904,327
--------------------------------------------------------------------------------
Net Increase (decrease) in Cash
  and Cash Equivalents                     8,317       (3,961)     (50,503)
Cash and Cash Equivalents at
  Beginning of Period                          -        3,961       54,464
--------------------------------------------------------------------------------
Cash and Cash Equivalents at
  End of Period                       $    8,317  $         -    $   3,961
--------------------------------------------------------------------------------

     Interest paid, including discounts on commercial paper, was $451.8 million, $443.4 million and $365.5 million during 1997, 1996 and 1995, respectively.

     Net income taxes paid were $160.8 million, $373.5 million and $27.8 million during 1997, 1996 and 1995, respectively.

Noncash Investing and Financing Activities:

      In conjunction with the 1996 Merger, additional paid-in capital increased in 1997 and 1996 due to the elimination of deferred tax liabilities of $17.2 million and $232.9 million, respectively, as a result of the Section 338(h)(10) election under the Internal Revenue Code, as amended, and similar elections in certain state and local jurisdictions. In addition, additional paid-in capital was affected by the 1997 adjustment to and the 1996 establishment of a deferred tax asset of $4.6 million and $162.0 million, respectively, associated with the step-up in basis to fair value for tax purposes which was not done for book purposes ("push-down accounting") due to the Company's significant level of public debt outstanding (see Notes 1 and 13). In 1997 and 1996, certain management members of the Company exchanged their existing shares of Company common stock for new shares totaling $2.0 million and $29 million, respectively. (See Note 1). In addition certain management members were issued shares of Company common stock in 1997 totaling $2.2 million. Recourse loans issued associated with such shares totaled $3.7 million in 1997.

        In connection with the Company's $1.1 billion public securitization offering in December 1997, the Company recorded an asset of $100.9 million and a liability of $105.0 million associated with a note issued with a call provision (see Notes 6 and 7).

     In 1997, 1996 and 1995, the Company entered into capital lease obligations of $4.2 million, $35.6 million and $105.2 million, respectively, for equipment that was subleased. In 1996, the Company assumed debt in conjunction with acquisitions of $3.4 million.

     * Certain amounts have been reclassified to conform to the 1997 presentation.

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

1. THE COMPANY AND BACKGROUND

Description of the Company

     AT&T Capital Corporation ("AT&T Capital" or the "Company") is a full-service, diversified equipment leasing and finance company that operates predominantly in the United States; however, it also has operations in Europe, Canada, the Asia/Pacific region, Mexico and South America. The Company operates primarily in one business segment - equipment leasing and financing. This segment represents more than 90% of consolidated revenues, net operating income and total assets. The Company leases and finances equipment manufactured and distributed by AT&T Corp. ("AT&T"), Lucent Technologies Inc. ("Lucent") and NCR Corporation ("NCR") (herein, the "Former Affiliates") and numerous other companies. The Company also provides Small Business Administration ("SBA") lending and equipment management and remarketing services. In addition, the Company offers its customers high-technology equipment rental and certain equipment administration services.

     At December 31, 1997, AT&T Capital's portfolio assets (investment in finance receivables, capital leases and operating leases) were comprised of, or collateralized by, general equipment (consisting of general office, manufacturing and medical equipment) (aggregating 33% of such portfolio assets), information technology equipment (22%), telecommunications equipment (22%), loans secured by real estate (12%) and transportation equipment (11%).

     AT&T Capital's portfolio assets are diversified among a large customer base, as well as numerous industries and geographic regions. The Company's customers are diversified across many industries including manufacturing, services, communications and retail, as well as many small and mid-size business customers and Federal, state and local governments and their agencies. At December 31, 1997, on an owned and securitized basis, the Company's 100 largest customers (including AT&T and Lucent) accounted for approximately 18% of the Company's owned and securitized portfolio assets, and no customer (with the exception of AT&T and Lucent, in the aggregate) accounted for more than 1% of such portfolio assets.

     Other than AT&T and Lucent, as of December 31, 1997, management is not aware of any significant concentration of business transacted with a particular customer, supplier or lender that could have a material adverse impact on the Company's operations. Also, the Company does not have a concentration regarding the types of financing products or available sources of debt, labor or services, or licenses or other rights that could have a material adverse impact on its operations.

1996 Sale of the Company and Related Transactions

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

        On June 5, 1996, AT&T Capital entered into an Agreement and Plan of Merger (the "1996 Merger Agreement") with AT&T, Hercules Holdings (Cayman) Limited ("Hercules (Cayman)") and Antigua Acquisition Corporation ("Antigua"), a wholly-owned subsidiary of Hercules (Cayman). Hercules (Cayman) is an indirect wholly-owned subsidiary of The Grand Leasing Company Limited (UK) ("Grand Leasing").

     On September 30, 1996 the Company, pursuant to a Gross Profit Tax Deferral Interest Free Loan Agreement (the "GPTD Agreement") between the Company and AT&T, made a payment of $247.4 million to AT&T for full repayment of such loans. See Note 13 for additional discussion of the GPTD Agreement and other tax implications of the 1996 Merger.

     On October 1, 1996, the Company completed a merger (the "1996 Merger") pursuant to which Antigua was merged with and into the Company pursuant to the 1996 Merger Agreement. As a result of the 1996 Merger, AT&T Capital's shareowners received $45 in cash for each outstanding share of the Company's common stock, and Hercules (Cayman) and certain management team members (the "Management Investors") became the sole owners of the Company's common stock. The aggregate purchase price for the then outstanding shares of the Company's outstanding common stock and the aggregate amount necessary to cash-out the Company's stock options in accordance with the 1996 Merger Agreement (the "1996 Merger Consideration") was approximately $2.2 billion. The 1996 Merger Consideration was funded through (i) a loan to the Company from Goldman Sachs Credit Partners L.P. in the amount of approximately $1.3 billion, which was to mature on October 30, 1996 and was repaid by the Company from a portion of the proceeds of a $3.1 billion offering of equipment receivable-backed securities by affiliates of the Company on October 15, 1996, which resulted in an after-tax gain of $79 million (see Note 6), and (ii) equity contributions to the Company represented by (a) capital contributions of $871 million from Hercules (Cayman),
(b) exchange by the Management Investors of their existing shares totaling $29 million for newly issued shares and (c) the settlement of approximately $5 million of recourse loans previously made to senior executives. Also, in connection with the 1996 Merger, the Company, through a consolidated subsidiary, issued to the public $200 million of Company-obligated preferred securities (see
Note 8), the proceeds of which were used to pay down short-term debt.

        In connection with the 1996 Merger, the Company incurred a $47.6 million expense relating to the accelerated payout of the Company's Share Performance Incentive Plan ("SPIP") and other payments to certain officers of the Company (see Note 14), an $11.0 million expense relating to the Company's 1996 Merger related and other transaction costs offset by a $6.2 million credit related to the reversal of tax reserves no longer needed as a result of the payment by the Company to AT&T in connection with certain tax liabilities described further in
Note 13.

1998 Sale of the Company and Related Transactions

        On January 12, 1998, Newcourt Credit Group Inc., an Ontario corporation ("Newcourt"), consummated the purchase (the "Newcourt Acquisition") of all of the outstanding shares of common stock of AT&T Capital, pursuant to a Stock Purchase Agreement dated as of November 17, 1997 among the Company, Newcourt, Hercules (Cayman), the former direct owner of 97.4% of the Company's common stock, and the Management Stockholders, as defined below. In connection with the Newcourt Acquisition, all of the outstanding shares of common stock of the Company were transferred to Newcourt Holdings USA, Inc., a newly-formed Delaware corporation which is a wholly-owned subsidiary of Newcourt. As a result of the Newcourt Acquisition, all of the outstanding shares of common stock of the Company are owned indirectly by Newcourt.

        The aggregate purchase price under such Stock Purchase Agreement paid by Newcourt to the stockholders of AT&T Capital was approximately $1.6 billion comprised of approximately $1.0 billion in cash and the remainder comprising approximately 17.6 million of Newcourt common shares. Such shares were issued entirely to Hercules (Cayman) and generally may not be transferred for periods ranging from 6 to 18 months following the date of the Newcourt Acquisition. The cash portion of the purchase price paid by Newcourt was raised through the issuance by Newcourt of 38.5 million shares of Newcourt common stock at approximately $32.50 per share to employees of Newcourt and the public in Canada and the United States.

        The ownership of the Preferred Securities, which were issued by Capita Preferred Trust, a business trust originated by the Company in August, 1996, was not affected by the Newcourt Acquisition and related transactions. However, the Newcourt Guarantee (as defined below) ranks senior to the Trust Guarantee issued by the Company in connection with the Preferred Securities offering (See
Note 8).

        Prior to the Newcourt Acquisition, all of the outstanding shares of common stock of the Company were owned either (i) indirectly, through ownership of 100% of the common shares of Hercules (Cayman), by Grand Leasing, which in turn is beneficially owned through warrants to acquire 100% of the common shares of Grand Leasing by Nomura International plc ("Nomura"), a wholly-owned indirect subsidiary of The Nomura Securities Co., Ltd., and (ii) directly, by 21 members and one former member of the senior management of the Company (the "Management Stockholders"), with the Management Stockholders owning directly approximately 2.6% of the outstanding shares of common stock of the Company (or approximately 4.7% on a fully-diluted basis) and Grand Leasing owning indirectly approximately 97.4% of the outstanding shares of common stock of the Company (or approximately 93.6% on a fully diluted basis). The Company's employees and outside directors owned approximately 1.7% of the Company's common stock on a fully diluted basis.

        On February 9, 1998, the Company and Newcourt entered into a support agreement (the "Newcourt Support Agreement"). The Newcourt Support Agreement requires Newcourt to own a majority of the outstanding shares of common stock of the Company, to cause the Company and its subsidiaries to have a consolidated tangible net worth of at least $1.00 and to provide funds to the Company (upon the request of the Company) sufficient to enable the Company to make timely payments of principal and interest payments on its debt for borrowed money (if the Company is unable to do so).

        On February 20, 1998, the Company entered into a guarantee of certain outstanding indebtedness and liquidity facilities of Newcourt and Newcourt Credit Group USA Inc. (the "Newcourt Guarantee"). (See Note 7).

Relationship of the Company with the Former Affiliates

        In the second quarter of 1993, the Company entered into the following agreements with AT&T: an Operating Agreement (as subsequently amended, the "AT&T Operating Agreement"), an Intercompany Agreement (the "AT&T Intercompany Agreement"), and a License Agreement (as subsequently amended, the "AT&T License Agreement"). In the second quarter of 1996, the Company entered into separate operating agreements with each of Lucent and NCR (the "Lucent Operating Agreement" and "NCR Operating Agreement", respectively, and, collectively with the AT&T Operating Agreement, the "Operating Agreements") (pursuant to which, among other things, the Company serves as preferred provider of financing services and has certain related and other rights and privileges in connection with the financing of equipment to the customers of Lucent and NCR). Also, in the second quarter of 1996, the Company entered into letter agreements with Lucent and NCR regarding the applicability to Lucent and NCR of specified provisions of the AT&T License Agreement (collectively, with the AT&T License Agreement, the "License Agreements") and the AT&T Intercompany Agreement (collectively, with the AT&T Intercompany Agreement, the "Intercompany Agreements"). (See Note 15 for further discussion of AT&T/Lucent/NCR). The Former Affiliates are not required to renew the terms of their respective Operating Agreements, License Agreements and Intercompany Agreements beyond the expiration of the current terms on August 4, 2000.

        In connection with the execution and delivery of the Stock Purchase Agreement, Lucent, pursuant to the terms of the Lucent Operating Agreement, consented to the change of control contemplated by the sale of the outstanding shares of common stock of the Company to Newcourt pursuant to the Stock Purchase Agreement. In addition, the Company and Newcourt agreed to negotiate with Lucent to amend the terms of the Lucent Operating Agreement. On March 9, 1998, Newcourt signed a new five-year agreement with Lucent (the "1998 Lucent Agreement") which expands the global financing program established to serve Lucent's business systems customers. The term of the 1998 Lucent Agreement is from October 1, 1997 through September 30, 2002. The 1998 Lucent Agreement replaces the Lucent Operating Agreement and the letter agreements between the Company and Lucent, the initial terms of which were scheduled to expire on August 4, 2000. In addition to the extended term of the 1998 Lucent Agreement, other changes from the previous Lucent Operating Agreement include Newcourt being the preferred provider of financing services for a greater portion of Lucent's equipment and related product sales, a change in the methodology in calculating the amount required to be paid to Lucent (based upon specific financial, service and performance levels tied to compensation) which is expected to result in an increase in such amount, and a single point of contact for customers. The 1998 Lucent Agreement also includes certain early termination provisions and a buy-out option that could have a material impact on Newcourt's future operations, if exercised. Lucent is not required to renew the term of the 1998 Lucent Agreement beyond the current term. In the event of either (a) an early termination or buy-out or (b) a non-renewal of the 1998 Lucent Agreement by Lucent, Newcourt will have an extended wind down period with cost recovery.

        The impact of the 1998 Lucent Agreement on the Company's future net income is at this time unknown. While there is a possibility the Company's future net income from Lucent transactions may increase as a result of an anticipated increase in financing volume arising from Newcourt being the preferred provider of financing services for a greater portion of Lucent's equipment and related product sales, there also is a possibility the Company's future net income from Lucent transactions may decrease as a result of the increased amounts due to Lucent under the 1998 Lucent Agreement.

        Pursuant to the AT&T License Agreement, AT&T has licensed to the Company and certain of its subsidiaries certain trade names and service marks, including but not limited to the AT&T Capital Corporation, AT&T Credit Corporation, AT&T Systems Leasing and AT&T Automotive Services names. The AT&T License Agreement provides that AT&T may require (as a result of AT&T's disposition of the Company in 1996, upon two years notice and generally at AT&T's expense) the Company to discontinue the use of the "AT&T" name as part of its corporate name. The Company's subsidiaries may, notwithstanding such event, continue to use the other AT&T licensed names (including NCR) and service marks pursuant to the License Agreements (e.g., as part of such subsidiaries' corporate names and for marketing purposes), subject to extensive restrictions on the use thereof in connection with the issuance of securities and incurrence of indebtedness. As of the date of these financial statements, AT&T has not given any notice requiring discontinuance of use.

        Although the Company intends to seek to maintain and improve its existing relationships with Lucent, NCR and AT&T, no assurance can be given that the Operating Agreements or the 1998 Lucent Agreement, will be extended beyond their respective termination dates or, if extended, that the terms and conditions thereof will not be modified in a manner adverse to the Company. Failure to renew the Operating Agreement and the 1998 Lucent Agreement, on terms not adverse to the Company could have a material adverse effect on the Company. Moreover, in certain circumstances the Operating Agreements and the 1998 Lucent Agreement may be terminated prior to their respective expiration dates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements reflect the historical cost of the Company's assets and liabilities. Adjustments to the Company's consolidated financial statements to reflect the fair value of the Company's assets and liabilities as a result of the 1996 Merger ("push down" accounting) were not reflected therein due to the existence of substantial publicly traded debt of the Company.

Consolidation

     The accompanying consolidated financial statements include all majority-owned subsidiaries. The accounts of operations located outside of the United States are included on the basis of their fiscal years, ended either November 30, or December 31.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Significant areas in which estimates are used include residual values, income taxes, retained interests in securitized assets and related reserves, allowance for credit losses, valuation of assets held for sale, restructuring reserves and contingencies.

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

        Upon the sale or securitization of substantially all of the receivables associated with a capital lease, the associated residual value is frozen at its then current book value. Such residual value ceases to accrete to its estimated value at the end of the lease term and is recorded in Deferred charges and other assets on the accompanying balance sheet.

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

Other Assets

        Securitization Related

        As part of its funding strategy, the Company sells generally non-prepayable capital lease and loan receivables in the public and private asset-backed securities markets. The securitization structures provide for limited recourse to the Company for certain uncollectible amounts. The Company continues to be responsible for the administration and collection of the receivables on behalf of the investors for which the Company receives servicing fees (see Note 11). Portions of the Company's securitization transactions during 1997, 1996 and 1995 qualified to be accounted for as sales for financial reporting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 77 "Reporting by Transferors for Transfers of Receivables with Recourse" ("SFAS No. 77") and/or SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 77 applied in 1995 and 1996, while SFAS No. 125, applied in 1997 and thereafter.

        The Company derecognizes assets sold, records assets received or retained and records a gain or loss on the sale. The asset received is generally cash. Assets retained represent an interest in the cash flows of the receivables sold. Such retained interest may include cash collateral accounts, excess spread assets, securities backed by the transferred assets and residual interests in securitized trusts ("retained interests"). Securitization revenue (or gain on sale) generally equals the difference between the historical basis in the net assets sold and the cash received plus the allocated historical cost of the retained interests. In accordance with SFAS No. 125, such historical cost allocations are made using the relative amounts of
(a) the fair market value of the interests sold (amounts invested by third parties) and (b) the estimated fair market value of retained interests.

        Because there generally are not observable market prices for the retained interests in the Company's securitizations, the Company estimates the value of those interests using assumptions to discount expected cash flows to a present value. Key assumptions include estimated future prepayment, delinquency, default and loss rates on the securitized assets and estimated market discount rates. While these assumptions are based on the Company's historical experience, future experience could differ from these estimates due to changes in customer behavior, changes in economic conditions or other factors.

        The Company has used in its 1997 and 1996 securitizations an assumed constant prepayment rate (which includes terminations due to prepayments and defaults) based upon its historical experience of 6%. Expected losses are based upon the Company's historical loss experience. In addition, the Company uses a fair market discount rate, reflective of the risks associated with the underlying net cash flows, to determine the fair value of the retained interests. Such discount rates generally range from 10.00% to 10.50%.

        Interest is recorded on the retained interests on an accrual basis.

     Property, Plant and Equipment

        The cost of property and equipment is depreciated on a straight-line basis over their estimated useful lives, which generally range from three to twenty-five years. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the related assets on a straight-line basis.

        Goodwill

     Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets on the date of acquisition, and is amortized as a charge against income on a straight-line basis generally over three to twenty year periods. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value. The accompanying consolidated balance sheet caption Deferred charges and other assets includes $85.6 million and $104.6 million of goodwill at December 31, 1997 and 1996, respectively. The accompanying consolidated statements of income caption Operating and administrative expenses includes $11.8 million, $12.6 million and $13.2 million of goodwill amortization for the years ended December 31, 1997, 1996 and 1995, respectively.

        Assets Held for Sale

        The Company has certain assets held for sale. Such assets are recorded at the lower of cost or market. For further discussion see Note 5.

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

     For interest rate swaps and the interest component of the currency swaps, the Company records the net interest to be received or paid as an adjustment to interest expense. The net amount is reflected in the statement of cash flows in the net income amount. The exchange of the principal amount under the currency swaps is reflected in the statement of cash flows in the short-term notes, net amount since the underlying amount is generally commercial paper. In the event of an early termination of a swap contract, the gain or loss on swap accounted for as a hedge is amortized over the remaining life of the related transaction. The Company does not enter into speculative swaps; however, if the underlying transaction associated with a swap accounted for as a hedge is terminated early, the swap is then considered speculative. The gain or loss on a speculative swap is recognized immediately.

     The Company also enters into foreign currency forward exchange contracts to hedge foreign exchange risk. In the event of an early termination, sale or extinguishment of such a contract that is determined to be a hedge, the gain or loss shall continue to be deferred over the remaining term of the contract. The exchange of the principal amount under the foreign currency forward exchange contracts is reflected in the statement of cash flows in the "short-term notes, net" amount since the underlying amount is generally commercial paper.

Foreign Currency Translation

     The financial statements of the Company's foreign operations are translated into US dollars and the resulting translation adjustments are recorded as a separate component of shareowners' equity. A transaction gain or loss realized upon settlement of a foreign currency transaction generally is included in determining net income for the period in which the transaction is settled.

Impairment of Loans

        Included in finance receivables are loans that the Company considers impaired. A loan is considered impaired when it is probable the Company will be unable to collect all amounts due according to the original contractual term of the loan agreement. Groups of smaller homogeneous loans, such as consumer loans and residential real estate loans, are specifically excluded from this definition. As a practical expedient, impairment is measured based on the loan's observable market price of the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded as an addition to the allowance for credit losses. See "Revenue Recognition for Finance Receivables and Capital

Leases" above for a further discussion of revenue recognition policies. (See
Note 3).

Impairment of Long-Lived Assets

        Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment has occurred when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. If an impairment occurred, the measurement of the impairment is based on the fair value of the asset. During 1997, the Company recorded a $42.9 million impairment relating to certain assets held for sale (see Note 5). No impairment losses were recognized in 1996 and 1995.

Recent Pronouncements

        In July 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires total comprehensive income to be reported in a financial statement. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt this standard in its 1998 financial statements. Comparative information for earlier years will be restated.

        In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes a new model for segment reporting. The Statement requires reporting of financial and descriptive information about a company's reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. It also requires reporting of certain information about products and services, geographic areas of operation, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt this standard in its 1998 financial statements. Comparative information for earlier years will be restated.

        In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post Retirement Benefits". SFAS No. 132 revises employer's disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. The statement standardizes the disclosure requirements to the extent practicable, requires additional information changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this standard in its 1998 financial statements. Comparative information for earlier years will be restated, if readily available.

3. NET INVESTMENT IN FINANCE RECEIVABLES AND CAPITAL LEASES

Finance receivables and capital leases consisted of the following:

                                   Finance
                                  Receivables             Capital Leases
At December 31,                1997         1996        1997         1996
--------------------------------------------------------------------------------
Receivables               $2,511,963   $2,294,054   $3,606,216  $4,056,152
Estimated unguaranteed
  residual values                  -            -      432,838     380,325
Unearned income              (93,028)    (105,289)    (656,436)   (680,670)
Allowance for credit losses  (75,331)     (53,515)     (94,477)   (107,076)
--------------------------------------------------------------------------------
Net investment            $2,343,604   $2,135,250   $3,288,141  $3,648,731

     For a discussion regarding the Company's securitization activities, see
Note 6.

     The schedule of maturities at December 31, 1997 for finance receivables and capital leases is as follows:

                                                    Finance       Capital
                                                  Receivables      Leases
--------------------------------------------------------------------------------
1998                                              $  582,769    $1,211,991
1999                                                 335,734       992,877
2000                                                 273,940       652,604
2001                                                 259,511       374,183
2002                                                 212,772       170,411
2003 and thereafter                                  847,237       204,150
--------------------------------------------------------------------------------
Total                                             $2,511,963    $3,606,216
--------------------------------------------------------------------------------

        As of December 31, 1997, the recorded investment in impaired loans which required an individual valuation allowance greater than $.2 million was $101.1 million with an aggregate valuation allowance for all such impaired loans of $22.3 million. If such loans had not been considered impaired, and thus earned income during 1997 (at their original contractual terms), finance revenue would have been approximately $9.3 million higher. The amount of impaired loans at December 31, 1996 and 1995 was not material.

4. NET INVESTMENT IN OPERATING LEASES

     The following is a summary of equipment under operating leases at December 31, 1997 and 1996, including equipment on lease to Former Affiliates (see Note
15):


At December 31,                                      1997           1996
--------------------------------------------------------------------------------
Original equipment cost:
Information technology                           $   748,616   $   673,298
Telecommunications                                   741,690       557,567
Transportation                                       242,630       550,242
General equipment and other                          553,619       354,658
--------------------------------------------------------------------------------
                                                   2,286,555     2,135,765
Less:  Accumulated depreciation                     (772,437)     (777,905)
Rental receivables, net                               79,464        45,610
--------------------------------------------------------------------------------
Net investment in operating leases               $ 1,593,582   $ 1,403,470
--------------------------------------------------------------------------------

     Minimum future rentals to be received on noncancelable operating leases as of December 31, 1997, are as follows:


          1998                                         $  680,321
          1999                                            399,545
          2000                                            210,532
          2001                                             69,603
          2002                                             33,763
          2003 and thereafter                               6,490
--------------------------------------------------------------------------------
         Total minimum future rentals                  $1,400,254
--------------------------------------------------------------------------------

5.   ASSETS HELD FOR SALE AND INVENTORY

        The Company is currently pursuing the sale of its US consumer automotive business. The carrying value of these assets was reduced to $419.8 million, their estimated fair value based on an estimated sale price, net of costs to sell. The adjustment of $42.9 million was recorded in the fourth quarter of 1997 and is included in the income statement caption Loss on sales of businesses, net. During 1997, 1996 and 1995, this business operation generated revenues of $137.0 million, $140.4 million and $123.4 million and net income (loss) of $(39.7) million, $8.6 million and $8.9 million, respectively.

        Also, assets held for sale at December 31, 1997 and 1996 include inventory of off-lease equipment and warehoused assets totaling $58.4 million and $93.8 million for 1997 and 1996, respectively.

                                       65






6.  SECURITIZATIONS AND LOAN SALES

        See Note 1 for a discussion regarding the Company's Securitization policies.

     At December 31, 1997 and 1996, on a historical cost basis, $2,936.5 million and $2,984.7 million, respectively, of receivables previously securitized remained outstanding.

     On a periodic basis, the Company sells the guaranteed portion of SBA loans in the secondary market. The gain on these sales is 1) decreased by an adjustment to reduce the carrying value of the retained unguaranteed portion of the loan to its fair value and 2) adjusted for any excess servicing fees to be received.

     The following table summarizes securitization and loan sales activity and balances:




At or for the years ended December 31,                    1997      1996     1995
(in millions, except as noted)
----------------------------------------------------------------------------------
Assets securitized, net (in billions)                  $   1.1    $  3.1    $  0.1
Proceeds from assets securitized (in billions)             1.3       3.1       0.1
Securitization revenue                                    57.1     149.3       5.9
Retained interests in assets securitized                 283.9     195.9      61.5
Maximum exposure in retained interests                   221.3     104.9     254.8

SBA loans sold, at par                                   219.7     170.2     146.7
Proceeds from SBA loan sales                             240.5     184.9     157.2
SBA loan sales revenue                                 $  25.6    $ 15.6    $ 10.5

        In addition, the Company recorded a collateralized borrowing in the amount of $105.0 million, which represents the proceeds received from investors for a portion of the 1997 securitization since the applicable criteria of SFAS No. 125 for sales treatment were not met (see Note 7).

        In 1995, the Company utilized a different securitization structure than in 1997 or 1996. In 1995, the Company provided recourse in an amount greater than the retained interest in the assets securitized. Therefore, the maximum exposure exceeded the retained interest.

7. DEBT

        Newcourt purchased the common stock of the Company on January 12, 1998. Newcourt has advised the Company that Newcourt intends for the Company to operate as an indirect wholly-owned subsidiary of Newcourt which will continue to issue commercial paper and medium and long-term debt in the public markets. In addition, the Newcourt Support Agreement with the Company supports all of the Company's debt. (See Note 1 for further discussion of Newcourt.)

        On February 20, 1998, the Company entered into an agreement whereby the Company guarantees certain indebtedness and liquidity facilities of Newcourt and Newcourt Credit Group USA Inc. This debt is used by Newcourt for general operating purposes. As of February 28, 1998, the Company's guarantee of such debt was US$1.4 billion (C$2.0 billion).

        Also, as a result of the Newcourt Acquisition, the Company is currently renegotiating its existing back-up facility to support Newcourt's and the Company's existing commercial paper programs and for general corporate purposes. The Company is looking to increase its US facility to $2.25 billion with $1.5 billion having a term of 364 days and $.75 billion having a term of 5 years (the "US facility"). In addition, Newcourt is pursuing a Canadian facility of C$1.0 billion with a term of 364 days (the "Canadian facility"). It is expected that the US facility will be guaranteed by Newcourt and Newcourt Credit Group USA Inc., a wholly-owned subsidiary of Newcourt and rank pari passu with the Canadian facility. The Canadian facility will be guaranteed by the Company and Newcourt Credit Group USA Inc.

Commercial Paper

        Commercial paper is generally issued at a discount with the majority maturing within 90 days. As of December 31, 1997 the maturities of commercial paper ranged up to six months. As of December 31, 1996 the maturities of commercial paper ranged up to 45 days. Interest rates ranged from 5.90% to 7.20% and 5.60% to 7.20% at December 31, 1997 and 1996, respectively. The discount amortized on commercial paper, which reflects the cost of such debt, amounted to $106.3 million, $100.3 million and $94.0 million in 1997, 1996 and 1995, respectively.

      In August 1997, the Company's back-up credit facility of $2.0 billion was modified. This facility, negotiated with a consortium of 24 lending institutions, supports the commercial paper issued by the Company. (At December 31, 1997 this facility was unused.) Under the most restrictive provision of the Company's back-up facility, the Company is required to maintain an interest coverage ratio (the ratio of consolidated earnings before interest and taxes, as defined, to consolidated interest expense) of 1.25 times. The Company is in compliance with this and all other covenants of the facility. To meet local funding requirements, the Company's foreign operations have available lines of credit of approximately $341.6 million, of which approximately $95.2 million were available at December 31, 1997. These facilities are generally renewed annually. Facility fees paid for the revolving and foreign credit arrangements are not material.

        Data with respect to short-term notes (principally commercial paper) are as follows:

                                           1997        1996        1995
--------------------------------------------------------------------------------
End of year balance, net               $1,868,585   $1,867,247  $2,212,351
Weighted average interest rate at
     year-end                                 7.0%         6.1%        5.9%
Highest month-end balance              $2,479,688   $3,021,459  $2,212,351
Average month-end balance (a)          $1,979,034   $2,154,614  $1,921,298
Weighted average interest rate (b)            6.1%         5.7%        5.3%
--------------------------------------------------------------------------------

(a) The average month-end balance was computed by dividing the total of the outstanding month-end balances by the number of months.

(b) The weighted average interest rate during the year is calculated by dividing the interest charged for the year by the average month-end balance.

Medium and Long-term Debt

     Medium and long-term debt outstanding at December 31, 1997 and 1996, consisted of the following:

                                       Maturities      1997        1996
--------------------------------------------------------------------------------
4.67% - 5.99% Medium-term notes       1997 - 2001  $  714,400  $1,331,900
6.00% - 6.93% Medium-term notes       1997 - 2002   3,350,600   1,621,525
7.03% - 8.08% Medium-term notes       1997 - 2005     294,050     621,625
Floating rate Medium-term notes
 Interest periodically reprices
   based on various indices. As
   of December 31, 1997 and 1996,
   the average interest rate
   ranged from 5.78%-6.22% and
   5.47%-5.65%,
  respectively.                       1997 - 2000     587,250     682,000
Other long-term debt- Interest
  ranging from 3.61%-12.03% and
  4.75%-12.03%, respectively.         1997 - 2003     303,109     340,627
--------------------------------------------------------------------------------
Total medium and long-term debt                    $5,249,409  $4,597,677
--------------------------------------------------------------------------------

     The Company's medium and long-term debt matures as follows:

1998                                         $2,676,236
1999                                          1,781,492
2000                                            281,445
2001                                            215,329
2002                                            143,693
2003 and thereafter                              46,214
--------------------------------------------------------------------------------
Total                                        $5,144,409
--------------------------------------------------------------------------------

        Included in Other long-term debt are the $105.0 million relating to the proceeds received from an asset-backed security associated with the 1997 public securitization to which the Company has a call option (see Note 6). Since this is a noncash item, the debt maturity table (above) excludes such borrowing.

        To reduce exposure to interest rate movements, the Company enters into interest rate swap agreements (see Note 16). The weighted average interest rate on average total debt outstanding, including the effect of these swaps, was 6.49% and 6.38% for the years ended December 31, 1997 and 1996, respectively.

        During January 1997, the SEC declared effective a Company debt registration statement of $4.0 billion. Subsequent to December 31, 1997, the Company completed the full utilization of such debt available under the registration statement. On March 20, 1998 the Company filed with the SEC a $5.0 billion debt registration statement on Form S-3. The Company anticipates this registration statement to be declared effective in the second quarter of 1998.

        In connection with transactions preceding the initial public offering of the Company's stock in 1993, AT&T issued a guarantee on all of the Company's debt outstanding at that date. As of December 31, 1997 and 1996, $106.8 million and $189.7 million, respectively, of medium and long-term debt was guaranteed by AT&T.

8.  COMPANY-OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY

        In the fourth quarter of 1996, Capita Preferred Trust (the "Trust") issued $200 million of Trust Originated Preferred Securities (the "Preferred Securities") to the public (the "Offering"). The Trust invested the proceeds received from the Offering and its issuance of common securities to the Company in preferred securities ("Partnership Preferred Securities") of its affiliate, Capita Preferred Funding L.P. (the "Partnership"). The Trust and the Partnership are consolidated subsidiaries of the Company. The Partnership, in turn, used proceeds from the issuance of the Partnership Preferred Securities and a Company capital contribution to invest primarily in 20-year debentures of the Company and two wholly-owned subsidiaries (the "Debentures"). Payments in respect of the Debentures issued by the Company's subsidiaries have been guaranteed, on a subordinated basis, by the Company.

        Holders of the 8 million shares of Preferred Securities will be entitled to receive quarterly cash distributions at an annual rate of 9.06% and a liquidation amount of $25 per share. Under the terms of the Offering, the Company issued an irrevocable guarantee, to the extent the Trust has funds available therefor, on the distributions, redemption and liquidation of the Preferred Securities. Distribution will be made on the Preferred Securities to the extent that the Trust has funds available, which is dependent on the payment of distributions on the Partnership Preferred Securities by the Partnership to its limited partner, the Trust. Distributions on the Partnership Preferred Securities will be declared and paid only as determined in the sole discretion of the Company in its capacity as the general partner of the Partnership. The Partnership's ability to pay such distributions to the Trust is dependent on the receipt of interest payments on the Debentures from the Company and its two subsidiaries. As discussed in Note 1, the Newcourt Acquisition and related transactions did not effect ownership of the Preferred Securities. However, the Newcourt Guarantee ranks senior to the Trust Guarantee issued by the Company in connection with the Preferred Securities offering.

        The table below shows summarized consolidated financial information of the Company's two subsidiaries, AT&T Capital Leasing Services, Inc. and AT&T Capital Services Corporation which have issued the Debentures. The summarized financial information includes transactions with the Company that are eliminated in consolidation.


AT&T Capital Leasing Services, Inc.
At or for the years ended December 31,       1997        1996        1995
                                           ---------   ---------   ---------
Total revenues                         $   172,736     $244,560    $197,537
Interest expense                            47,467       69,490      62,420
Operating and administrative expenses       93,914       86,121      85,621
Provision for credit losses                 39,171       51,862      39,996
(Loss) income before income taxes          (10,617)      34,509       7,234
Net (loss) income (a)                      (23,164)      20,733       4,241

Total assets                               786,895      628,945   1,387,325
Total debt                                 675,420      507,180   1,061,640
Total liabilities                          742,633      597,203   1,214,257
Total shareowner's equity                $  44,262     $ 31,742  $  173,068
                                         ----------   ----------  ----------

AT&T Capital Services Corporation

At or for the years ended December 31,        1997        1996        1995
                                          ---------   ---------   ---------
Total revenues                           $ 113,655    $ 111,572      84,732
Interest expense                             6,752        5,157       4,046
Operating and administrative expenses       49,049       46,423      36,108
Provision for credit losses                  1,257          650         107
Income before income taxes                   4,511       10,260       7,724
Net income                                   2,627        6,098       4,385

Total assets                               147,182      161,232     116,952
Total debt                                 108,794      116,545      72,635
Total liabilities                          133,800      145,565      99,031
Total shareowner's equity                $  13,382    $  15,667    $ 17,921

        (a) Net loss for 1997 has been increased by a $12.5 million tax provision. A $33.0 million tax provision was recorded for a deferred intercompany gain resulting from the transfer of assets to an affiliate, which is eliminated on an AT&T Capital consolidated basis. This was partially offset by a $20.5 million tax benefit on a $51.8 million tax loss, which includes equity investment revenues not taxable to AT&T Capital Leasing Services.

        The significant decrease in AT&T Capital Leasing Services, Inc. 1996 total assets compared to 1995, is due to significant securitization activity (see Note 6 for further discussion of securitizations).

9. DIVIDENDS

     On February 29, 1996, shareowners of record as of February 9, 1996, were paid a fourth quarter 1995 dividend of $.11 per share. During 1996, the Company's Board of Directors declared dividends each of $.11 per share to shareowners of record as of May 10, 1996 and August 9, 1996 payable on

May 31, 1996 and August 30, 1996, respectively. As a result of the 1996 Merger and the Newcourt Acquisition, the Company anticipates that it will no longer pay dividends in the short-term.

10. FAIR VALUE DISCLOSURES

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

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 1997 and 1996:

Cash and Cash Equivalents

     The carrying amount is a reasonable estimate of fair value.

Interest in Asset-Backed Security

        This asset is the result of a call option the Company has relating to a note issued by the CERTS 97-1 (see Note 6). The fair value of the interest in asset-backed security is equal to the related amount recorded as the collateralized borrowing (see Note 7) since that liability is a floating rate obligation.

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

     The following table summarizes the carrying and fair values of on-balance sheet instruments (as determined using the methods described above):

                                December 31, 1997      December 31, 1996
--------------------------------------------------------------------------------
                               Carrying      Fair     Carrying      Fair
                                Amount       Value     Amount       Value
--------------------------------------------------------------------------------
Assets:
  Cash and cash equivalents      $ 8,317      $ 8,317    $    -       $     -
  Interest in asset-backed
    security                     100,924      105,000         -             -
  Net investment in finance
    receivables (Note 3)       2,343,604    2,367,266   2,135,250   2,140,878
Liabilities:
  Short-term notes (Note 7)    1,868,585    1,868,585   1,867,247   1,867,247
  Medium and long-term debt
    (Note 7)                  $5,249,409   $5,361,314  $4,597,677  $4,663,012
---------------------------------------------------------------------------

        Matching maturities of its portfolio assets and debt is a key component of the financial strategy used by the Company to manage interest rate risk. Based on unaudited calculations performed by the Company, the increased fair value of the Company's debt (including the effects of interest rate and currency swaps, as shown below) has been offset by the increased fair value of the Company's portfolio assets at December 31, 1997 and December 31, 1996, respectively. The fair value of the Company's lease portfolio is not a required disclosure under SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" and, therefore, only the fair value of the finance receivable portfolio has been disclosed.

     The following tables summarize the carrying and fair values of off-balance sheet financial instruments (as determined using methods described above):


--------------------------------------------------------------------------------
                                              December 31, 1997
--------------------------------------------------------------------------------
                                   Carrying Amount          Fair Value
                                 Receivable  Payable    Receivable  Payable
--------------------------------------------------------------------------------
Interest rate swap agreements    $  9,733   $(1,832)   $11,268    $(15,753)
Currency swap agreements              339      (532)     7,147       3,235
Foreign currency forward         $ 27,241  $(16,106)   $22,609    $ (2,959)
  exchange contracts
--------------------------------------------------------------------------------
                                              December 31, 1996
--------------------------------------------------------------------------------
                                    Carrying Amount           Fair Value
                                 Receivable  Payable      Receivable  Payable
--------------------------------------------------------------------------------
Interest rate swap agreements    $    258  $ (2,662)    $14,247   $(26,318)
Currency swap agreements               69    (1,255)      3,407    (14,870)
Foreign currency forward
  exchange contracts             $  7,807  $(21,405)    $  (931)  $(25,654)
--------------------------------------------------------------------------------

     Hedging the net cash inflows from foreign denominated assets is a key component of the financial strategy used by the Company to manage its exposure to foreign currency fluctuations. Based on unaudited calculations performed by the Company, the increased fair value of the Company's forward exchange contracts has been offset by a decrease in the fair value of the Company's foreign denominated assets at December 31, 1997. Likewise, at December 31, 1996, the decreased fair value of the Company's forward exchange contracts was offset by an increase in the fair value of the Company's foreign denominated assets.

        As of December 31, 1997, the Company has unused revolving credit facilities totaling $2.0 billion and approximately $95.2 million of unused foreign credit facilities. The fair value of the credit facilities is based upon fees currently paid for similar arrangements which are not material (see Note
7).

11. OTHER REVENUE

Other revenue, net consisted of the following:


For the years ended December 31,                1997        1996      1995
--------------------------------------------------------------------------------
Net gain on sale of leased and off-lease
   equipment                                 $ 88,636    $ 86,639   $ 86,987
Portfolio servicing fees                       43,286      20,303     23,584
Other fee related revenue                      60,545      51,449     44,105
Other portfolio related revenue                64,654      38,842     35,633
--------------------------------------------------------------------------------
Total other revenue, net                     $257,121    $197,233   $190,309

        The higher portfolio servicing fees in 1997 resulted from the Company's increased securitization activities since October 1996.

        Included in other portfolio related revenue is $18.7 million related to the gains recorded from the sale of certain equity securities. The Company obtains equity securities in conjunction with structuring certain complex capital market transactions.

12. RESTRUCTURING CHARGES

        In the fourth quarter of 1997, the Company's management approved a plan of restructuring (the "Plan"). The objective of the Plan, which is independent of the Newcourt Acquisition, is to enhance the overall efficiency and profitability of the Company by reducing operating and administrative costs in line with acceptable industry standards. In connection with the Plan, the Company recorded a pretax restructuring charge of $35.1 million. This charge includes $32.9 million relating to severance and benefit related costs for the elimination of approximately 200 employees, including administrative, communications, systems, operations, sales and marketing, finance, human resources, legal, facilities and other functions across all business and corporate support units. In addition to the severance and benefit related costs, $2.2 million of the restructuring charges are related to costs to close a facility.

        The Company anticipates that the Plan will be substantially completed by December 31, 1998. Management believes that the $35.1 million reserve is adequate to complete the Plan. It is reasonably possible that there may be additional restructuring reserves recorded in the future relating to the Newcourt Acquisition.

13. INCOME TAXES

        It is anticipated that Newcourt Holdings USA, Inc. will merge into Newcourt Credit Group USA Inc. (a wholly-owned subsidiary of Newcourt), with Newcourt Credit Group USA Inc. being the surviving entity. Effective thereafter, the surviving entity, including the Company, will file a consolidated tax return for Federal income tax purposes.

        Following the 1996 Merger, the Company was no longer included in the consolidated Federal and state returns of AT&T and filed a stand-alone consolidated Federal income tax return ("Tax Deconsolidation").

        In connection with the 1996 Merger, Hercules (Cayman) and AT&T made an election under Section 338(h)(10) of the Internal Revenue Service Code (the "Section 338(h)(10) election") and similar elections under state and local laws. Under these elections, the 1996 Merger was deemed to be an asset sale for tax purposes resulting in the elimination of substantially all deferred tax liabilities as of the 1996 Merger date of $232.9 million. In 1997, the Company trued-up this amount which resulted in an increase to additional paid-in capital of $17.2 million. In addition, the Company stepped-up its assets and liabilities to their fair value for tax purposes, which was not done for book purposes ("push-down accounting") due to the Company's significant level of public debt outstanding. Such difference between books and taxes, generated a deferred tax asset of $162.0 million, the "1996 Merger-related tax goodwill". In 1997, the Company trued-up this amount which resulted in an increase in the 1996 Merger-related tax goodwill of $4.6 million.

        In connection with AT&T's 1996 sale of its 86% interest in the Company, AT&T agreed to pay the Company approximately $280 million for lost tax depreciation relating to the Section 338(h)(10) election. The Company offset such receivable from AT&T with amounts owed to AT&T for income taxes due as of the 1996 Merger date. This amount was trued-up in 1997 which resulted in a reduction to additional paid-in capital of $6.7 million. The Company was also entitled to a tax deduction for the cash-out of the Company's stock options by Hercules (Cayman). The tax benefit of such payment reduced the Company's 1996 current tax liability by approximately $16.0 million. At December 31, 1997 and 1996 the Company had a current tax receivable of $41.5 million and $6.9 million, respectively.

        As part of the GPTD Agreement the Company has, prior to the 1996 Merger, received interest free loans to the extent of the tax deferrals generated by transactions between AT&T and the Company. On September 30, 1996, the Company, pursuant to the GPTD Agreement, made a payment of $247.4 million to AT&T for full repayment of such loans. The GPTD Agreement required the Company to repay such loans immediately prior to the Company no longer being a member of AT&T's consolidated group for Federal income tax purposes. These interest free loans amounted to $248.9 million at December 31, 1995. The average balance outstanding for such loans was $248.9 million and $245.9 million during the nine months ended September 30, 1996 and the year ended December 31, 1995, respectively. Also on September 30, 1996, pursuant to the 1996 Merger Agreement, the Company made a $35.0 million payment to AT&T in exchange for AT&T assuming all tax liabilities associated with Federal and combined state taxes for periods prior to the consummation of the 1996 Merger.

        In addition, it is possible that the Company could be subject to the Federal alternative minimum tax. A company's alternative minimum tax ("AMT") liability is computed by applying the alternative minimum tax rate, which is lower than the regular tax rate, to a measure of taxable income that is broader than that used in computing the regular tax. Payments of any alternative minimum tax incurred by the Company would be available in the future as credits against the Company's regular tax liability.

        The Company has no available AMT credit carryforwards at December 31, 1997 to reduce future Federal income taxes payable.

        The provision (benefit) for income taxes consisted of the following:

For the years ended December 31,          1997         1996*        1995*
--------------------------------------------------------------------------------
Current:
  Federal                             $  94,283    $ 310,704      $70,102
  State and local (a)                    12,918       68,409       13,415
  Foreign                                12,218       21,384       10,789
--------------------------------------------------------------------------------
Total current portion                   119,419      400,497       94,306
--------------------------------------------------------------------------------
Deferred:
  Federal                               (83,309)    (221,208)      (2,873)
  State and local (a)                   (14,326)     (49,878)         205
  Foreign                               (15,545)       1,926        2,483
--------------------------------------------------------------------------------
Total deferred portion                 (113,180)    (269,160)        (185)

Tax credits:
  Current                                (4,435)     (20,762)     (10,850)
  Deferred (b)                            9,225         (512)      (2,587)
--------------------------------------------------------------------------------
Total provision for income taxes       $ 11,029    $ 110,063      $80,684
--------------------------------------------------------------------------------

 *Certain amounts have been reclassified to conform to the 1997 presentation.

(a) Includes true-ups relating to tax returns filed for prior years.

(b) The 1997 debit balance is the result of a reversal of a foreign deferred tax liability on which a US deferred tax credit had been recorded.

     Deferred income tax assets consist of the following:

                                                      At December 31,
                                                     1997          1996
--------------------------------------------------------------------------------
Gross deferred income tax liabilities:
 Lease related differences                       $       -      $    (999)
 Securitization-related                                  -        (54,519)
 Pensions                                           (2,122)        (1,176)
 Other                                                   -         (5,347)
--------------------------------------------------------------------------------
Gross deferred income tax liabilities               (2,122)       (62,041)
--------------------------------------------------------------------------------
Gross deferred income tax assets:
 1996 Merger-related tax goodwill                  153,587        159,604
 Allowance for credit losses                        17,173          5,644
 State net operating losses                          9,492              -
 Foreign net operating losses                        1,064          7,205
 Deferred foreign tax credit                        14,305         23,237
 Lease-related differences                          25,952              -
 Securitization related                                790              -
 Other                                              17,805          4,476
--------------------------------------------------------------------------------
Gross deferred income tax assets                   240,168        200,166
--------------------------------------------------------------------------------
Valuation allowance                                 (6,900)       (21,999)
--------------------------------------------------------------------------------
Net deferred income tax assets                   $ 231,146      $ 116,126
--------------------------------------------------------------------------------

        A valuation allowance has been recorded to offset certain deferred tax assets due to the uncertainty of realizing the benefit of foreign tax credits and foreign net operating loss carryforwards.

        A valuation allowance has not been established for non-foreign deferred tax assets. Management believes that based upon its consistent history of profitable operations, coupled with its forecast of taxable income, which employs certain tax-planning strategies, it is probable that non-foreign deferred tax assets of approximately $230 million will be realized on future tax returns, primarily through the generation of future taxable income. The ultimate realization of the deferred tax assets will require aggregate taxable income of approximately $640 million to $700 million in future years.

        A reconciliation between the Federal statutory tax rate and the Company's effective tax rate is shown below:


For the Years Ended December 31,                      1997    1996    1995
---------------------------------------------------------------------------
Federal statutory income tax rate                     35.0%   35.0%   35.0%
State and local income taxes, net of Federal
  income tax effect                                    2.3     4.3     4.2
Tax exempt income                                    (13.2)   (1.4)   (1.6)
Goodwill                                                 -     0.3     0.5
Foreign taxes                                          9.7     1.0     1.0
Other *                                                0.6     0.3    (0.4)
--------------------------------------------------------------------------------
Effective tax rate                                    34.4%   39.5%   38.7%
--------------------------------------------------------------------------------

        * Includes true-ups relating to tax returns filed for previous years for Federal, state and local, and foreign income taxes as well as Foreign tax credits.

        The Company has available state net operating loss carryforwards totaling approximately $289 million which will expire in the years 1999 through 2011.

     For the years ended December 31, 1997, 1996 and 1995, the consolidated income (loss) before income taxes and cumulative effect of accounting change by domestic and foreign source was $68,458 and $(36,422), $296,876 and $(18,274),
$210,296 and $(2,057), respectively.

14. PENSION AND BENEFIT PLANS

Pension

     Under a defined contribution plan, the amount of future pension benefits is based solely on the amount contributed and the returns earned on those amounts. The Retirement and Savings Plan ("RSP") has a profit sharing component (including a cash or deferred arrangement) under Section 401(k) of the Internal Revenue Code and a money purchase component. The Company's annual contribution under the profit sharing component, which is discretionary above 5%, is expected to equal approximately 9% of employee pay (i.e., aggregate base salaries and annual incentives of participants in the RSP). In addition, under the money purchase component, the Company matches an amount equal to 66-2/3% of the first 6% of compensation that each employee contributes to the RSP under Section 401(k). RSP participants can select from a variety of funds within the RSP to invest their allotments. The Company recorded $16,417, $14,954 and $14,367 of pension expense in 1997, 1996 and 1995, respectively, related to the RSP. In addition, in 1997, 1996 and 1995 the Company recorded pension expense of $4,339, $2,649 and $2,431, respectively, in connection with RSP-related nonqualified plans. The Company also sponsors various international plans which are available to certain employees of its international subsidiaries. These plans are similar to the RSP, in that they enable employees of the Company to contribute a percentage of their salary to provide for retirement income. The Company recorded $2,053, $1,736 and $1,412 of pension expense in 1997, 1996 and 1995, respectively, related to the various international plans.

        The Company does not provide post-employment benefits to its employees.

        As of the date of the 1996 Merger, as a result of the change in control provisions in the RSP, all participants became fully vested.

        As of the date of the Newcourt Acquisition, as a result of the change in control provisions in the RSP, all participants became fully vested.

        The Company sponsors three unfunded supplemental retirement plans (two non-qualified plans and one qualified severance plan) that provide certain employees with additional benefits after retirement (the "Plans"). Components of net periodic pension cost for the years ended December 31, were:

                                                              1997      1996
--------------------------------------------------------------------------------
Service cost - benefits earned                              $  516    $  595
Interest cost on projected benefit obligation                  649       608
Amortization                                                   564       490
Settlement loss*                                             2,410       455
--------------------------------------------------------------------------------
Net periodic pension cost after settlement loss             $4,139    $2,148
--------------------------------------------------------------------------------

        *Lump sums were paid to certain participants upon separation of their service.


     The funded status of the Plans at December 31 was:
                                                              1997      1996
-------------------------------------------------------------------------------
Accumulated benefit obligations:
   Vested benefit obligation                                 $7,035    $5,926
   Non-vested benefit obligation                              1,553     1,104
         Total                                                8,588     7,030
   Additional benefits on estimated future salary level         828     1,306
Total projected benefit obligation                            9,416     8,336
Plan assets at fair value                                         -         -
Unfunded projected benefit obligation                         9,416     8,336
Unrecognized prior service cost                               3,981     4,413
Unrecognized net loss                                           834     1,413
Additional liability                                          4,051     4,773
Accrued pension liability recorded                           $8,652    $7,283
--------------------------------------------------------------------------------

     At December 31, 1997 and 1996, the projected benefit obligation was determined using assumed weighted average discount rates of 7.5% and assumed long-term rates of increase in future compensation levels of 4.5% or 5.5% in both years, depending on the plan.

Share Performance Incentive Plan

     Prior to the 1996 Merger, the Company's Share Performance Incentive Plan, as amended ("SPIP"), was designed to provide the opportunity for cash incentive awards to key employees at the end of five three-year performance periods. The first such period terminated on June 30, 1996, with each of the other performance periods ending on the annual anniversary of such date through and including June 30, 2000. These incentive awards were generally based on the performance of the Company's stock price and dividend yield relative to the interest rate on three-year treasury notes and the total return on the stock relative to a specified peer group of financial services companies over three year performance periods. The estimated compensation expense relating to the SPIP has been charged against income over the respective performance periods. As a result of the 1996 Merger, the SPIP provided an accelerated payout and additional amounts to certain key employees resulting in a pre-tax charge of $36.2 million for year ended December 31, 1996. The Company discontinued the SPIP effective October 1, 1996 (the 1996 Merger date).

Leveraged Stock Purchase Plan

     Prior to the 1996 Merger, under the Company's Leveraged Stock Purchase Plan ("LSPP"), 2,000,000 shares of common stock and options to purchase common stock were reserved for purchase or grant. The terms and provisions of the LSPP required certain senior management employees to purchase an aggregate of 851,716 shares of common stock in conjunction with the Company's initial public offering at the offering price of $21.50 per share ("offering price"). The eligible employees had the option of borrowing from the Company, on a recourse basis, 88.5% to 97.7% of the purchase price of the shares. The recourse loans would have matured on August 4, 2000, and had a stated interest rate of 6.0% compounded on an annual basis. The purchased shares were pledged as collateral for the recourse loans. Sale of these shares was restricted prior to August 4, 1996, and was contingent upon repayment of the loans and certain other requirements. The recourse loans were shown on the balance sheet as a reduction of equity.

     In addition, under the LSPP, the same senior management employees were granted premium priced stock options which provided participants with an opportunity to purchase up to 1,095,040 shares of Company stock at an exercise price equal to 125% of the offering price ($26.875 per share). The options were exercisable during the period from August 4, 1996, through August 4, 2003. Pursuant to the terms of the LSPP, no further purchases of stock, Company loans or option grants were made under the LSPP subsequent to December 31, 1993. No options were canceled during 1996. Options canceled during 1995 were 102,852. Options exercised during 1996 prior to the 1996 Merger were 53,352. As of the 1996 Merger date, all remaining LSPP options (851,382) were cashed out by Hercules (Cayman) at the difference between the exercise price and $45 per share. Effective on the 1996 Merger date, the Company discontinued the LSPP.

1993 Long Term Incentive Plan

     Prior to the 1996 Merger, under the Company's 1993 Long Term Incentive Plan ("1993 LTIP") the Company granted various stock-based and other awards to employees of the Company. The number of shares available for grant or purchase under the 1993 LTIP were 3,500,000 (following approval by the Company's shareowners of an additional 1,500,000 shares on April 19, 1996). Similar to the LSPP, eligible employees purchasing stock under the 1993 LTIP had the option of borrowing from the Company, on a recourse basis, 88.5% to 97.7% of the purchase price of the shares. The recourse loans, which were due seven years from the loan date, had stated interest rates ranging from 6.0% to 7.92%, compounded on an annual basis. The purchased shares were pledged as collateral for the recourse loans. Sale of these shares was prohibited for a three-year period and was contingent upon repayment of the loan and certain other requirements. The recourse loans were shown on the balance sheet as a reduction of equity. Awards under the 1993 LTIP were made to executives and employees of the Company at the Company's discretion.

        The following table summarizes the option activity relating to the 1993 LTIP through the 1996 Merger date:

Shares Under Option                             Number      Price Per Share
--------------------------------------------------------------------------------
Options outstanding at December 31, 1994      1,103,369       $21.50-$30.63
Changes in 1995:
   Options exercised                            (16,978)      $21.50-$26.15
   Options canceled                             (79,605)      $21.50-$26.15
   Options granted                              345,036       $21.50-$47.03
-------------------------------------------------------------------------------
Options outstanding at December 31, 1995      1,351,822       $21.50-$47.03
Changes in 1996 prior to 1996 Merger date:
   Options exercised                            (70,195)      $21.50-$26.15
   Options canceled                             (42,937)      $21.50-$38.63
   Options granted                                5,206       $38.25-$38.63
-------------------------------------------------------------------------------
Options outstanding at October 1, 1996
   prior to 1996 Merger                       1,243,896       $21.50-$47.03
---------------------------------------------------------------------------
Options exercisable at December 31, 1997              -                   -
Options exercisable at December 31, 1996              -                   -
---------------------------------------------------------------------------

        Upon consummation of the October 1, 1996 Merger Agreement, all option holders received from Hercules (Cayman) $45 in cash for each option. As a result no compensation cost was incurred by the Company relating to the cashout of these options. Effective on the 1996 Merger date, the Company discontinued the 1993 LTIP.

        In addition, the Company had awarded restricted stock under the 1993 LTIP to certain employees in consideration of services rendered. During 1996 and 1995, respectively, restricted stock awards of 7,796 and 19,967 shares were made to employees under the LTIP.

        As part of the 1996 Merger Agreement, most of the senior management employees who were participants in the LSPP and 1993 LTIP, were given the opportunity to exchange all of the Company pre-1996 Merger shares, purchased under the above mentioned plans, for an equal value of the Company's post-1996 Merger shares, which was on the basis of 4.5 new shares for each of the Company's pre-1996 Merger shares. Management employees who effected the exchange had their LSPP or 1993 LTIP recourse loans extended to the year 2006. All of the outstanding shares of common stock of the Company were acquired in connection with the Newcourt Acquisition (see Note 1). The new recourse loans had a stated interest rate of 7.13%, compounded on an annual basis. The exchanged shares (resulting from the 1996 Merger) were pledged as collateral for the recourse loans. Sale of the underlying shares were restricted and was contingent upon repayment of the loan and certain other requirements. The recourse loans are shown on the balance sheet as a reduction of equity.

Employee Stock Purchase Plan

     In April 1994, the Company's shareowners approved an employee stock purchase plan effective August 1, 1994. The AT&T Capital Corporation 1994 Employee Stock Purchase Plan ("ESPP") enabled employees to purchase shares of AT&T Capital common stock at a discount. The price per share was 90% of the fair market value of the common stock at the time of its purchase. No compensation expense was recorded in connection with the ESPP. The maximum aggregate number of shares of common stock that could have been purchased under the ESPP was 500,000. During 1996 and 1995, 10,074 and 27,965 shares were purchased by employees at prices ranging from $38.88 to 41.63 and $22.05 to $36.00 per share, respectively. As a result of the 1996 Merger agreement, the ESPP was discontinued on June 5, 1996.

1996 Long Term Incentive Plan

        A new fixed option plan, the 1996 Long Term Incentive Plan (the "1996 LTIP"), was adopted on the date of the 1996 Merger. Under the 1996 LTIP, certain members of management who effected an exchange of pre-1996 Merger shares in the Company received options to purchase new shares of the Company having exercise prices aggregating $29.25 million. Additional options to purchase the Company's stock having exercise prices aggregating $9.75 million also were available for grant to the same group.

        In addition, options to purchase the Company's stock having exercise prices aggregating $64 million were available for grant to general members. These grants were to be made annually over a 5 year period. The Board of Directors could also have considered grants over time, commencing after 1997, of options to purchase the Company's stock with exercise prices aggregating a further $13 million to junior management. Awards under the 1996 LTIP were made to members of the Company at the Company's discretion.

        All stock options granted under the 1996 LTIP were at a price no less than fair market value on the date of the grant, would have expired after 11 years and vested over a five year period.

        The following table summarizes the option activity relating to the 1996
LTIP:

Shares Under Option                             Number      Price Per Share
--------------------------------------------------------------------------------
Options outstanding at December 31, 1995              -          $    -
Changes in 1996:
   Options granted                            5,147,500          $10.00
   Options canceled                             (42,100)         $10.00
   Options exercised                                  -               -
--------------------------------------------------------------------------------
Options outstanding at December 31, 1996      5,105,400          $10.00
Changes in 1997:
   Options granted                              279,905     $16.00 - $16.48
   Options canceled                          (1,531,590)         $10.00
   Options exercised                                  -               -
--------------------------------------------------------------------------------
Options outstanding at December 31, 1997      3,853,715     $10.00 - $16.48
Options exercisable at December 31, 1997      1,033,850     $10.00 - $16.48
Options exercisable at December 31, 1996              -                   -

        Following the Newcourt acquisition, option holders received a cash payment, from Newcourt, for the value of the vested stock option gain (the difference between the exercise price of the options and the value of the underlying Company shares based on the Newcourt Acquisition price). Additionally, the option holders were given the right to receive (on a three year vesting schedule) shares of common stock of Newcourt equal to the value of the stock option gain relating to unvested options.

        Effective January 1, 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. It allows companies to choose either 1) a fair value method of valuing stock-based compensation plans which will affect reported net income, or 2) to continue to follow the existing accounting rules for stock option accounting but disclose what the impacts would have been had the new standard been adopted. The Company adopted the disclosure alternative which requires disclosure of the pro forma net income amount assuming the fair value method was adopted on January 1, 1995. As a result, the adoption of this standard did not have any impact on the Company's consolidated financial statements. If the Company had elected to recognize compensation costs based on the fair value at the date of grant for awards in 1997, 1996 and 1995, in accordance with the provisions of SFAS 123, on a pro forma basis, the Company's net income would have been reduced by $1.1 million, $1.3 million and $0.6 million for 1997, 1996 and 1995, respectively.

        The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in the future are anticipated.

        The weighted average fair values at date of grant for pre-1996 Merger options granted in 1996 and 1995 were $6.71 and $7.03 per share, respectively. The weighted average fair value at date of grant for options granted in 1997 was $6.48 per share.

        For 1997, the fair value was estimated using the Black-Scholes option valuation model using the following assumptions: (a) Expected volatility rate of 0% (assumed for a private company) (b) Risk free interest rate of 6.7%, (c) Expected dividend yield of 0% and (d) Expected life of 8 years.

        For 1996, as a result of the 1996 Merger and the related accelerated vesting of all prior option grants, the fair value was determined as being the difference between the grant price and the final cash settlement price of $45 per share for all option grants made in 1996. For post-1996 Merger option grants, the minimum value was estimated using the following assumptions: (a) Risk free interest rate of 6.2% and (b) Expected life of 5 years.

        For 1995, the fair value was estimated using the Black-Scholes option-valuation model using the following assumptions: (a) Expected volatility rate of 24.3%, (b) Risk free interest rate of 7.4%, (c) Expected dividend yield of 0% and (d) Expected life of 3 years.

Severance Plans

     The Company maintains broad-based plans that provide for benefits to members upon certain terminations of employment. Such benefits are calculated using annual base pay and annual incentive awards as well as other factors. For the years ended December 31, 1997 and 1996, net income was reduced by $13.9 million and $6.6 million for termination payments.

15. RELATED-PARTY TRANSACTIONS

Nomura

        On October 1, 1996 the Company entered into an Advisory Agreement with an affiliated company, Nomura (the indirect beneficial owner of Hercules (Cayman)). Under the agreement Nomura provided support services to the Company. As part of the same agreement, the Company incurred a securitization fee of $24 million in connection with its October 15, 1996 $3.1 billion public securitization of lease and loan receivables (see Note 6). Furthermore, Nomura earned from the Company a $2.0 million fee in connection with its issuance of Preferred Securities (see Note 8). Nomura also received a quarterly retainer fee of $0.75 million for certain other services provided to the Company. This fee amounted to $3.0 million for 1997 and $.75 million for 1996. In connection with the Newcourt Acquisition the Advisory Agreement terminated by its own terms.

        In connection with the above-mentioned $3.1 billion securitization, Nomura underwrote, on a principal basis, certain cash collateral account loans in an amount equal to 3.8% of the securitization proceeds as a credit enhancement. During 1997, Nomura sold substantially all of such credit enhancement to an independent third party and as of December 31, 1997 retained 0.3% of the securitization proceeds as a credit enhancement.

        Upon the termination of certain management members, Nomura purchased the members' outstanding shares plus any interest due on recourse loans owed by the member. During 1997, Nomura purchased 813,776 shares for a total of $8.4 million.

        Also, in the fourth quarter of 1997, the Company issued and repaid notes of $500 million in aggregate principal amount to Nomura. The Company paid Nomura $1.8 million of related interest.

Former Affiliates

        In 1996, rental expense under existing leases with AT&T and affiliates for the nine months through the 1996 Merger date was $3.8 million. Such expense for the year ended 1995 was $5.5 million.

     During 1996 and 1995, the Company purchased services from AT&T and affiliates, including data processing, billing and collection, administration and other services. The Company's expenses for such services, for the nine months through the 1996 Merger date were $13.1 million. For the year ended 1995, expenses amounted to $20.0 million.

        1996 lease revenues, in which the Company was the lessor to AT&T of equipment, through the 1996 Merger date were $67.2 million. For the year ended 1995, such revenues were $105.8 million.

     The Company is also a party to the AT&T Operating Agreement and the AT&T License Agreement, pursuant to which AT&T provides the Company with the right to be the preferred provider of leasing and financing services for AT&T's products on a basis consistent with past practice (see Note 1). The Company and AT&T are party to the AT&T Intercompany Agreement whereunder, among other things, the Company manages and administers, for a fee, certain lease portfolios of subsidiaries of AT&T. In 1996, for the nine months through the 1996 Merger date, the Company recognized service fee revenue of $4.8 million for such services. In 1995, fee revenue of $7.6 million was earned for such services. The Company is currently renegotiating the servicing fees with AT&T (see Note 1).

        In the second quarter of 1996, the Company entered into separate operating agreements with each of Lucent and NCR, and entered into letter agreements with Lucent and NCR regarding the applicability to Lucent and NCR of specified provisions of the License Agreement and the Intercompany Agreement between the Company and AT&T (see Note 1).

        The Company has paid a sales assistance fee ("SAF") to Lucent, which fee is related to the volume of the Company's Lucent-related business. Under the terms of the Lucent Operating Agreement, Lucent is prohibited from accepting a SAF from any other provider of leasing services. In early 1996, after a period of negotiations, the Company agreed to pay a substantial increase in the SAF for 1995, both as an absolute amount and as a percentage of volumes attributable to Lucent. After giving effect to the increase, the SAF paid by the Company to Lucent for 1995 was approximately double the 1994 fee. In early 1997, the Company and Lucent agreed to include international volumes and certain third party volumes in the amount upon which the Company pays SAF, for the remaining term of Lucent's Operating Agreement (retroactive to 1996). The impact of this revision was not material to the Company's financial statements.

        On March 9, 1998, Newcourt signed the 1998 Lucent Agreement. (See Note
1.)

16. COMMITMENTS AND CONTINGENCIES

Derivative Financial Instruments

     In the normal course of business, the Company is routinely party to various derivative financial instruments. These financial instruments are used by the Company to reduce interest rate and foreign currency exposure, as well as to meet the financing needs of its customers.

     At both December 31, 1997 and 1996, in management's opinion, there was no significant risk of loss in the event of nonperformance of the counterparties to derivative contracts. There were no past due amounts, nor were there any reserves for credit losses on derivatives as of December 31, 1997 and 1996. Generally, the Company does not require collateral or other security to support financial instruments with credit risk. The Company has never experienced a credit related charge-off associated with derivative transactions.

     Information is provided below for each significant derivative product type. The derivatives, with which the Company is involved, are primarily interest rate swaps, currency swaps, and foreign currency forward exchange contracts.

Interest Rate and Currency Swaps

     The Company enters into interest rate and foreign currency swap agreements with major money center banks and intermediaries located in major financial centers to reduce interest rate exposure, to more closely match the maturity of its debt portfolio to that of its asset portfolio and to reduce its exposure to currency fluctuations. Interest rate swaps also may allow the Company to raise funds at floating rates and effectively swap them into fixed rates that are lower than those available to the Company if fixed-rate borrowings were made directly. The majority of foreign currency swaps are used to hedge Canadian dollars.

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

     The notional amounts shown below for interest rate swaps represent an agreed upon amount on which calculations of amounts to be exchanged are based and for currency swaps also represent the US equivalent of an amount exchanged. Notional amounts do not represent the Company's exposure. Rather, the Company's exposure is limited to the current fair value of the contracts with a positive fair value at the reporting date (see Note 10). A key assumption in the information below is that rates remain constant at the reporting date levels. To the extent that rates change, the variable interest rate information will change.

     Activity in interest rate and currency swaps which are all held for purposes other than trading for 1997 and 1996, is summarized as follows:

                     Generic   Amortizing    Generic
                       Pay        Pay          Pay     Currency
Notional Amounts      Fixed  Fixed/Floating  Floating    Swaps      Total
--------------------------------------------------------------------------------
December 31, 1995  $1,121,139  $ 872,643* $  240,000  $264,993  $2,498,775
Additions             303,877    370,189     100,000   150,074     924,140
Maturities/
 amortization        (527,873)  (143,364)   (240,000)  (94,418) (1,005,655)
Terminations         (119,800)  (540,033)          -         -    (659,833)
--------------------------------------------------------------------------------
December 31, 1996     777,343    559,435*    100,000   320,649   1,757,427
Additions              27,250    264,606   1,334,000    69,089   1,694,945
Maturities/
 amortization        (366,375)  (196,955)   (100,000) (112,926)   (776,256)
Terminations                -   (112,350)          -   (36,684)   (149,034)
--------------------------------------------------------------------------------
December 31, 1997   $ 438,218  $ 514,736* $1,334,000  $240,128  $2,527,082
--------------------------------------------------------------------------------

*Included in these year end balances are floating rate swaps with notional amounts of $126,842, $25,545 and $30,004 for 1997, 1996 and 1995, respectively.

        The schedule of maturities at December 31, 1997 for interest rate and currency swaps which are all held for purposes other than trading is as follows:

                     Generic   Amortizing      Generic
                       Pay         Pay           Pay     Currency
                      Fixed   Fixed/Floating   Floating   Swaps      Total
--------------------------------------------------------------------------------
Total notional
  amounts           $ 438,218   $ 514,736* $1,334,000 $ 240,128   $2,527,082
Weighted average
  pay rate               7.42%       5.87%       5.93%     6.25%        6.21%
Weighted average
  receive rate           5.94%       5.94%       6.26%     5.81%        6.10%

1998 Maturities     $ 205,818   $ 172,168  $  710,000 $ 130,761   $1,218,747
Weighted average
  pay rate               6.99%       5.69%       5.95%     6.32%        6.13%
Weighted average
  receive rate           5.93%       6.36%       6.21%     5.83%        6.15%

1999 Maturities     $ 201,680   $  99,470   $ 624,000 $  71,722    $ 996,872
Weighted average
  pay rate               8.00%       5.58%       5.91%     6.46%        6.34%
Weighted average
  receive rate           5.86%       5.98%       6.31%     5.82%        6.15%

2000 Maturities     $  30,720   $  60,538           - $  19,486    $ 110,744
Weighted average
  pay rate               6.53%       5.71%          -      5.72%        5.94%
Weighted average
  receive rate           6.54%       5.38%          -      5.74%        5.76%

2001 Maturities             -   $  45,049           -  $ 18,159     $ 63,208
Weighted average
  pay rate                  -        5.64%          -      5.47%        5.59%
Weighted average
  receive rate              -        5.48%          -      5.72%        5.55%

2002 Maturities             -    $112,420           -         -    $ 112,420
Weighted average
  pay rate                  -        6.19%          -         -         6.19%
Weighted average
  receive rate              -        5.77%          -         -         5.77%

2003-2017 Maturities        -    $ 25,091           -         -    $  25,091
Weighted average
  pay rate                  -        7.75%          -         -         7.75%
Weighted average
  receive rate              -        5.83%          -         -         5.83%
--------------------------------------------------------------------------------

*Included in this amount is $126,842 of floating rate swaps. The schedule of maturities for these swaps is $5,898, $6,242, $6,607, $3,095 and $105,000, in
1998, 1999, 2000, 2001 and 2002, respectively.

Foreign Currency Forward Exchange Contracts

     The Company enters into foreign currency forward exchange contracts to hedge foreign exchange risk (primarily Canadian dollars and British pounds). The US dollar equivalent of such contracts was $1.5 billion and $.9 billion at December 31, 1997 and 1996, respectively. The Company enters into these contracts to hedge the cash flows associated with foreign currency denominated assets. The term of these contracts is rarely more than three years. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows resulting from these assets will be adversely affected by changes in exchange rates.

Other Commitments and Contingencies

     Certain regional office facilities and equipment of the Company are leased with renewal options of one to five years. Rental expense for the years ended December 31, 1997, 1996 and 1995 was $26,254, $21,247, and $22,752,
respectively. Rental expense associated with sublease rentals on operating leases for 1997, 1996 and 1995, was $17, $51, and $165, respectively. Minimum annual rental commitments at December 31, 1997, under these operating lease agreements are as follows:

1998                                                               $18,692
1999                                                                16,058
2000                                                                12,630
2001                                                                 8,379
2002                                                                 7,054
2003 and thereafter                                                 30,543
--------------------------------------------------------------------------------
Total                                                             $ 93,356
--------------------------------------------------------------------------------

     The total of minimum rentals to be received in the future under noncancelable subleases related to operating leases as of December 31, 1997, was $27,454. The total of minimum rentals to be received in the future under noncancelable subleases related to capital leases (recorded as debt) as of December 31, 1997, was $68,325.

     As part of its lending activities, the Company has entered into noncancelable commitments to extend credit to some of its customers. As of December 31, 1997, the Company had approximately $362,200 of such unused commitments with a remaining term in excess of one year.

        The Company may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims, and other legal proceedings relating to the conduct of its business. In management's judgment, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial statements.

17. FOREIGN OPERATIONS

     The following data on other geographic areas pertain to operations that are located outside the US (primarily Europe, Canada, the Asia/ Pacific Region, Mexico and South America). Net income (loss) includes certain allocated operating expenses and interest expense. Revenues between geographic areas are not material. The increase in the net loss relating to foreign operations resulted primarily from the allocation of restructuring costs in 1997 and the allocation of 1996 Merger related costs in 1996.

     A summary of the Company's operations by geographic area is presented below:

For the years ended December 31,         1997         1996        1995
--------------------------------------------------------------------------------
Total Revenues:

  United States                      $ 1,518,805  $ 1,683,499  $ 1,370,672
  Foreign                                295,334      268,691      206,363
--------------------------------------------------------------------------------
Total                                $ 1,814,139  $ 1,952,190  $ 1,577,035
--------------------------------------------------------------------------------
Net Income (Loss):
  United States                      $    44,281  $   180,433  $   130,587
  Foreign                                (23,274)     (11,894)      (3,032)
--------------------------------------------------------------------------------
Total                                $    21,007  $   168,539  $   127,555
--------------------------------------------------------------------------------

At December 31,                           1997        1996         1995
--------------------------------------------------------------------------------
Total Assets:
  United States                      $ 6,621,351  $ 6,150,074  $ 7,868,941
  Foreign                              2,154,544    1,942,438    1,672,318
--------------------------------------------------------------------------------
Total                                $ 8,775,895  $ 8,092,512  $ 9,541,259
--------------------------------------------------------------------------------


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

     During 1997, the Audit Committee of the Board of Directors met periodically with management, AT&T Capital's Business Controls Group and the independent auditors to review the manner in which these groups of individuals are performing their responsibilities and to carry out the Audit Committee's oversight role with respect to auditing, internal controls and financial reporting matters. Periodically, the independent auditors met privately with the Audit Committee. Both the Business Controls Group and the independent auditors had access to the Audit Committee and its individual members at any time.
As a result of the Newcourt Acquisition, the Board of Directors assumed the duties and responsibilities previously performed by the Audit Committee.

     The 1997 financial statements have been audited by Arthur Andersen LLP, Independent Public Accountants and the 1996 and 1995 financial statements have been audited by Coopers & Lybrand L.L.P. Their audits were conducted in accordance with generally accepted auditing standards and their reports follow.


Steven K. Hudson
Chief Executive Officer

Daniel A. Jauernig
Group President and
Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Shareowner of AT&T Capital Corporation:

     We have audited the accompanying consolidated balance sheet of AT&T Capital Corporation and Subsidiaries at December 31, 1997, and the related consolidated statements of income, changes in shareowners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AT&T Capital Corporation and Subsidiaries at December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                       ARTHUR ANDERSEN LLP

New York, New York
March 11, 1998

(except with
respect to the
matter discussed
in Note 7, as to
which the date is
March 20, 1998)

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


To the Shareowners of AT&T Capital Corporation:

     We have audited the accompanying balance sheet of AT&T Capital Corporation and Subsidiaries at December 31, 1996 and the related consolidated statements of income, changes in shareowners' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AT&T Capital Corporation and Subsidiaries at December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles in the United States.

                                       COOPERS & LYBRAND L.L.P.

1301 Avenue of the Americas
New York, New York

March 6, 1997

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

        On March 4, 1998, the Company's Board of Directors dismissed Arthur Andersen LLP as the Company's independent public accountants and appointed Ernst & Young LLP to serve as the Company's independent public accountants for the year 1998. Arthur Andersen LLP will continue to serve as the Company's independent accountants for 1997. There have been no disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s) would have caused Arthur Andersen LLP to make reference to the subject matter of such disagreements in connection with its auditors report.

     On February 12, 1997, the Audit Committee of the Company's Board of Directors (with the concurrence of the Board of Directors) dismissed Coopers & Lybrand L.L.P. as the Company's independent public accountants and appointed Arthur Andersen LLP to serve as the Company's independent public accountant for the year 1997. There were no disagreements with Coopers & Lybrand L.L.P. on any accounting or financial disclosure during the two fiscal years preceding February 12, 1997.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS


        DAVID F. BANKS. Mr. Banks has been Chairman of the Board of the Company since January 1998. Prior to that he was Chief Executive Officer of the Company from May 1997 through December 1997. From 1995 to May 1997 he was Chief Executive Officer of Penna Holdings plc, a United Kingdom public company specializing in provision of human resources services. Prior to that he was Finance Director of General Atlantic Group Ltd., a privately held industrial holding company based in San Francisco, California, from 1991 to 1995. In addition, Mr. Banks is Chairman of the Board of Newcourt Credit Group Inc. and a director of Duty Free Shoppers, Argent plc and the K&J Coal Company. Age: 55. Date First Elected: October 1996.

        STEVEN K. HUDSON. Mr. Hudson has been the Company's Chief Executive Officer and a member of the Board of Directors since January 1998. Mr. Hudson is also Newcourt's Chief Executive Officer and was its founding principal. He established Newcourt in 1984 and since that time, has provided strategic direction to Newcourt. He is a member of the Board of Directors of AGRA Inc., the Royal Ontario Museum Foundation and the St. Joseph's Health Centre Foundation of Toronto. He is a member of the Executive Committee of the Canadian Finance and Leasing Association and Director of the Foundation for Leasing Education. Age: 39. Date First Elected: January 1998.

THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD


The business of the Company is managed under the direction of the Board of Directors. The Board of Directors has also established one Committee to devote attention to specific subjects and to assist it in the discharge of its responsibilities. The functions of this Committee and its current members are described below.

The COMPENSATION COMMITTEE recommends to the Board the compensation arrangements for, and grants of awards and incentive payments to, certain of the Company's senior officers and management; considers matters related to management development and succession; administers certain of the Company's compensation plans; periodically reviews the competitive position of the Company's total compensation relative to the Company's peers and competitors; approves aggregate award of stock options or other equity awards to be granted to the Company's members; approves certain employment agreements involving the Company's members; and approves certain benefit plans of the Company and its subsidiaries. The members of the Compensation Committee are Messrs. Banks (Chairman) and Hudson.

EXECUTIVE OFFICERS

        Executive officers of the Company serve at the discretion of the Board of Directors. No executive officer of the Company (other than Mr. Banks) has a written employment or noncompetition agreement with the Company (see page 102 for additional information regarding "Employment, Change in Control and Termination Arrangements"). The executive officers of the Company consist of the following ten officers: Messrs. David F. Banks, Steven K. Hudson, Paul Currie, Michael A. DeBernardi, Daniel A. Jauernig, David D. McKerroll, Bradley D. Nullmeyer, Borden D. Rosiak, David J. Sharpless and Glenn A. Votek. Information regarding Messrs. Banks and Hudson, Chairman of the Board and Chief Executive Officer of the Company, respectively, is set forth above under "Directors."

     Paul Currie, 39, has served as Executive Vice President of the Company since January 1998. He has also served as an Executive Vice President of Newcourt since February 1998. From 1989 to 1997 he was a partner with Coopers & Lybrand in the Financial Advisory Services Group.

     Michael A. DeBernardi, 43, has served as Executive Vice President - Chief Credit Officer of the Company since January 1998. From 1985 to January 1998, Mr. DeBernardi was Vice President-Chief Credit Officer of the Company. He is also a director and Chairman of the Audit Committee of Oritani Savings Bank, SLA.

        Daniel A. Jauernig, 32, is a Group President and Chief Financial Officer of the Company. In addition, Mr. Jauernig is also President and Chief Financial Officer of Newcourt Services. From 1991 to January 1998 Mr. Jauernig was Treasurer of Newcourt.

     David D. McKerroll, 38, has served as a Group President of the Company since January 1998. In addition, Mr. McKerroll is also President of Newcourt Capital. Having joined Newcourt in 1987 Mr. McKerroll was one of Newcourt's founding partners. From 1996 to 1998, Mr. McKerroll served as an Executive Vice President of Newcourt and from 1990 to 1996 he served as Senior Vice President, Corporate Division of Newcourt.

     Bradley D. Nullmeyer, 38, has served as a Group President of the Company since January 1998. In addition, Mr. Nullmeyer is also President of Newcourt Financial. Having joined Newcourt in 1986, Mr. Nullmeyer was one of Newcourt's founding partners. From 1996 to 1998, Mr. Nullmeyer served as an Executive Vice President of Newcourt and from 1990 to 1996 he served as Senior Vice President and Chief Operating Officer of Newcourt.

     Borden D. Rosiak, 51, has served as an Executive Vice President of the Company since January 1998. From 1994 to 1998 Mr. Rosiak was Executive Vice President and Chief Financial Officer of Newcourt. Prior to joining Newcourt, Mr. Rosiak served as Chief Financial Officer of Confederation Life Insurance Company from 1992 to 1994; in August 1994 Confederation Life Insurance Company was placed into insolvency.

        David J. Sharpless, 47, has served as Executive Vice President - International of the Company since January 1998. Mr. Sharpless is also Deputy Chairman of Newcourt and oversees the activities of Newcourt's international unit. Mr. Sharpless also serves as Chairman of the Board of Dell Financial Services Inc. From 1982 to 1997, Mr. Sharpless was a senior partner with Blake, Cassels and Graydon.

     Glenn A. Votek, 39, has been Executive Vice President and Treasurer of the Company since January 1998. From October 1995 to January 1998 Mr. Votek was Vice President and Treasurer of the Company and from 1991 to 1995 he served in a number of capacities within the treasury group of the Company.

Item 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid during the past three fiscal years to the Company's CEO, the four most highly compensated executive officers serving as such on December 31, 1997 (other than the CEO) and two former executive officers who would have been among the four most highly compensated executive officers had they not ceased serving as executive officers in September and December 1997, respectively.



                                  SUMMARY COMPENSATION TABLE
                        ------------------------------------------- --------------------------------------------
                                   Annual Compensation                        Long-Term Compensation
                        ------------------------------------------- --------------------------------------------
                        ------------------------------------------- --------------------------------------------
                                                                                    Awards          Payouts
                        ------------------------------------------- --------------------------------------------

--------------------- ------ ----------- ------------ ---------- ---------- ---------- ------- -----------------
 Name and Principal   Year     Salary       Bonus     Other      Restricted Securities LTIP       All Other
      Position                  ($)          ($)      Annual     Stock      Underlying Payouts   Compensation
                                                    Compensation Award(s)   Options(#)  ($)         ($)(3)
                                                       ($)(1)     ($)(2)
--------------------- ------ ----------- ------------ ---------- ---------- ---------- ------- -----------------

David F. Banks,       1997      369,863      937,500          0          0    150,000       0                 0
Chief Executive       1996          N/A          N/A        N/A        N/A        N/A     N/A               N/A
Officer               1995          N/A          N/A        N/A        N/A        N/A     N/A               N/A

Charles D. Van        1997      325,000            0      6,889          0          0       0            86,159
Sickle,               1996      305,750      346,900      6,889          0    195,000  445,952        4,424,479
Group President       1995      284,344      346,900      7,594          0     10,500       0            46,684

Mani A. Sadeghi,      1997      279,167      115,000      6,889          0          0       0            68,421
Group President       1996      206,917      178,530      3,100          0    145,000                 1,483,886
                      1995      182,546      178,530      3,100          0      4,000                    17,968

James S. Tenner       1997      223,950       96,299      3,100          0          0       0            45,539
Strategic Business    1996      195,367      133,609      3,100          0    145,000  269,172        2,330,979
Leader-AT&T Capital   1995      176,648      128,863      3,100          0      1,500       0            35,206
Leasing Services

Ramon Oliu, Jr.,      1997      218,750      120,000     21,472          0          0       0            48,221
Senior Vice           1996      154,583      118,967      3,100          0     95,000  41,200         1,829,583
President and Chief   1995      140,000      118,967        663          0      1,000       0            29,545
Financial Officer

Thomas C. Wajnert,
Former Chairman of    1997      625,000      375,000      6,889          0          0       0         8,349,000
the Board             1996      553,625      677,808      6,889          0    598,900  796,936       10,627,954
                      1995      502,079      677,808     11,718          0     60,000  218,228          103,935

Ruth A. Morey,        1997      174,521            0      7,184          0          0       0         2,933,918
Former Senior Vice    1996      247,250      266,000      7,109          0    135,000  354,038        3,170,704
President - Chief     1995      231,798      266,568      6,437          0      7,500       0            40,617
Information Officer

---------

(1) Includes tax gross-ups for financial counseling and relocation expenses to the named executive officers (other than Mr. Banks) and former executive officers in the following amounts: Mr. Van Sickle, $6,889; Mr. Sadeghi, $6,889; Mr. Tenner, $3,100; Mr. Oliu, $21,472; Mr. Wajnert, $6,889; and Ms. Morey, $7,184.

(2) In connection with the 1998 Newcourt Acquisition, the shares held by Messrs. Van Sickle, Sadeghi, Tenner, Oliu and Wajnert were cashed out at $17.43 per share in the following amounts: Mr. Van Sickle, $3,693,748, Mr. Sadeghi, $1,293,550; Mr. Tenner, $2,544,518; Mr. Oliu, $1,680,077; and Mr. Wajnert,
$9,769,706. Part of these proceeds were used to pay off the Loan made by the Company to the named executive officers and former executive officer (see "Indebtedness of Management" on page 104). Ms. Morey received $1,751,850 (plus $63,263 in interest reimbursement) for the sale of her shares on September 30, 1997 to Hercules Holdings (Cayman) Limited at the time of her termination of employment.

(3) (i) Severance in connection with termination of employment on August 25, 1997 and December 30, 1997, respectively, to the following former executive officers: Ms. Morey, $1,214,636 and Mr. Wajnert, $2,321,226; (ii) qualifying termination payments under the Company's Senior Executive Annual Incentive Plan ("SEAIP")" to Ms. Morey in the amount of $266,568; (iii) termination payments under the Company's Executive Benefit Plan for the following named executive officers: Mr. Wajnert, $5,813,336 and Ms. Morey, $1,403,134; (iv) Company contributions to the Company's Retirement and Savings Plan and related non-qualified plans in the following amounts: Mr. Wajnert, $186,170; Mr.
Van Sickle, $86,159; Ms. Morey, $49,580; and Mr. Sadeghi, $68,421; Mr. Tenner $45,539 and Mr. Oliu, $48,221; (v) the dollar value of the benefit of premiums paid for split-dollar life insurance policies (Mr. Wajnert, $28,269).

The following table sets forth the number of shares of the Company's Common Stock subject to stock options granted to the individuals listed in the Summary Compensation Table during 1997, together with related information.

                              OPTION GRANTS IN 1997

                                 Individual Grants
                            --------------------------------------------------

           Number of                                     Potential Realizable
          Securities   Percent of                           Value at Assumed
           Underlying Total Options  Exercise             Annual Rate of Stock
           Options     Granted to    or Base               Price Appreciation
           Granted    Employees in     Price    Expiration  for Option Term(3)
Name       (#)(1)     Fiscal Year(2)   ($/Sh)     Date        5%($)   10%($)
------     ---------  --------------   ------     ----        -----   ------
--------------------------------------------------------------------------------
David F. Banks
            150,000    53.590%      $16.48      5/30/08     1,437,347  3,752,982
Charles D. Van Sickle
                  0     0.000          N/A         N/A         N/A        N/A
Mani A. Sadeghi
                  0     0.000          N/A         N/A         N/A        N/A
James S. Tenner
                  0     0.000          N/A         N/A         N/A        N/A
Ramon Oliu, Jr.
                  0     0.000          N/A         N/A         N/A        N/A
Thomas C. Wajnert
                  0     0.000          N/A         N/A         N/A        N/A
Ruth A. Morey.......
                  0     0.000          N/A         N/A         N/A        N/A

---------

(1) In connection with the 1998 Newcourt Acquisition, all of the vested options held by the named executive officers and former executive officer were cashed out in the following amounts: Mr. Banks, $142,500; Mr. Van Sickle, $289,770; Mr. Sadeghi, $215,470; Mr. Tenner, $215,470; Mr. Oliu, $141,170; and Mr. Wajnert,
$1,486,000. Unvested options (other than Mr. Wajnert's, which were forfeited) were converted into restricted shares of Newcourt common stock and vest over a three year period subject to the following schedule: 25% in year 1, 25% in year 2, and 50% in year 3. As a result of the termination of employment of Ms. Morey, all options held by her were forfeited.

(2) The indicated percentages represent the aggregate options to purchase the Company's Common Stock granted to the named executive officers and former executive officers expressed as a percentage of the aggregate options to purchase the Company's Common Stock granted to all members of the Company and its subsidiaries in 1997.

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

The following table sets forth the number of shares of the Company's Common Stock subject to stock options exercised by the individuals listed in the Summary Compensation Table during 1997, together with related information, and the value of unexercised options.


               AGGREGATED COMPANY OPTION EXERCISES IN 1997
                       AND YEAR-END OPTION VALUES


                                              Number of
                                              Securities
                                              Underlying     Unexercised
                                             Unexercised   in-the-Money
                                             Options at     Options at
                                      Fiscal Year-End(#) Fiscal Year-End($)(2)
                     Shares           -----------------------------------------
                   Acquired on                 Exercisable/        Exercisable/
 Name               Exercise    Value          Unexercisable       Unexercisable
                     (#)(1)     Realized($)
--------------------------------------------------------------------------------
David F. Banks       0            0             150,000             142,500
                                                      0                   0
Charles D. Van Sickle0            0              39,000             289,770
                                                156,000           1,159,080
Mani A. Sadeghi......0            0              29,000             215,470
                                                116,000             861,880
James S. Tenner      0            0              29,000             215,470
                                                116,000             861,880
Ramon Oliu, Jr.      0            0              19,000             141,170
                                                 76,000             564,680
Thomas C. Wajnert....0            0             200,000           1,486,000
                                                      0                   0
Ruth A. Morey        0            0                   0                   0

                                                      0                   0

(1)  See Footnote 2, clause (i) of the Summary Compensation Table on page.

(2) In accordance with the terms of the applicable stock option agreements pursuant to which the options in the table were granted, a professional appraisal firm determined that the fair market value of the Common Stock as of June 30, 1997 was $12.80 per share (on a fully diluted basis).
    Such appraisal assumed, as required by the stock option agreements, that the value would not be affected by any discount attributable to the illiquidity of the Common Stock or the fact that any shares of Common Stock may constitute a majority interest in the Company or any premium attributable to any special rights of any stockholder with respect to its shares of Common Stock. The valuation analysis conducted by the valuation firm was based upon a number of other assumptions with respect to industry performance, general business, financial, market and economic conditions and other matters, many of which are beyond the control of the Company. It did not purport to be an appraisal or to reflect the prices at which the Company might actually be sold or the prices at which any securities may trade at the present time or at any time in the future. Subsequent to the date of such appraisal, the Company entered into a stock purchase agreement in connection with the Newcourt Acquisition (the "Stock Purchase Agreement"). Options were valued at $17.43 per share, the value at which the Common Stock was purchased by Newcourt on January 12, 1998 pursuant to the Stock Purchase Agreement.

DEFINED BENEFIT PLAN RETIREMENT BENEFITS

The Company has two nonqualified pension plans, effective January 1, 1994, in which Mr. Tenner is the only named executive officer who participates: the AT&T Capital Corporation Executive Benefit Plan ("EBP") and the AT&T Capital Corporation Supplemental Executive Retirement Plan ("SERP").

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


 Through December 31, 1993, Messrs. Wajnert and Van Sickle, and Ms. Morey, participated in the AT&T Management Pension Plan ("AT&TMPP"), a non-contributory pension plan which covers all management employees, including executive officers, of AT&T and certain of its affiliates.

 Mr. Wajnert is also covered by a supplemental AT&T Mid-Career Pension Plan. The plan provides additional pension credits equal to the difference between age 35 and their maximum possible years of service attainable at age 65, but not to exceed actual net credited service, at approximately one-half the rate of the AT&TMPP.

Messrs. Wajnert and Van Sickle and Ms. Morey ceased to participate in the above-mentioned pension plans effective January 1, 1994. Their accrued annual pension amounts under these plans are $105,660, $45,799, AND $21,003, respectively. Pensions will be payable to each of them when each reaches age 65.

EMPLOYMENT, CHANGE IN CONTROL AND TERMINATION ARRANGEMENTS

Mr. Banks' employment with the Company commenced on May 30, 1997 and terminates on the earlier of (i) May 30, 1998 or (ii) the termination of Mr. Banks' employment pursuant to the terms of the Employment Agreement dated as of May 30, 1997 between the Company and Mr. Banks (the "Employment Agreement"). The Employment Agreement provides for a base salary of $625,000 per year (subject to increases as may be approved by the Board from time to time), and an annual incentive bonus for 1997 in an amount between $312,500 and $937,500 and for 1998 a target annual incentive of 60% of base salary. The agreement also provides for the grant in 1997 of options to purchase 150,000 shares of Company stock. Of these options, all of which were immediately vested upon grant (See "Option Grants in 1997" table on page 100).

Upon his termination of employment, Mr. Banks would be entitled to the product of (i) the quotient of (a) the excess of (1) 180 over (2) the number of days of notice provided prior to termination, divided by (b) 365, multiplied by (ii) the base salary.

On January 12, 1998, Mr. Banks and the Company mutually agreed to terminate his Employment Agreement with the Company in order to replace such agreement with a New Employment Agreement between Mr. Banks and Newcourt.

Pursuant to an employment agreement dated September 30, 1996 between Mr. Wajnert and Antigua Acquisition Corporation, as amended, Mr. Wajnert will continue to provide advisory services to the Company (i.e., general consulting advice regarding equipment leasing and finance, strategy, markets and related issues) commencing December 31, 1997 for which he will be paid fees according to the following schedule: 24 equal monthly payments aggregating $3,049,959 commencing on January 30, 1998; a payment of $1,478,570 on January 2, 1999; and a payment of $1,478,570 on January 2, 2000.

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

 The EBP provides for 100% accelerated vesting for the named executives and former executive upon the occurrence of (i) a change in control of the Company or (ii) the participant's termination of employment (other than a "Nonqualifying Termination" as defined in the EBP).

 Under the 1996 LSP, in the event of (x) a termination of employment as a result of a reduction in force, change in operations, facility relocation or closing or other job elimination or (y) a "Qualifying Termination" of employment prior to the second anniversary of the Closing Date or "Other Eligible Termination" in connection with a Change in Control (a "RIF Termination"), each of the named executive officers (other than Mr. Banks) would receive severance benefits equal to (i) the greater of (A) 2 weeks compensation for each full year of continuous service and (B) 200% of Final Annual Pay and (ii) 135% of the premium which would be required to maintain "COBRA" continuing medical and dental coverage for 24 months (the "continuation period"). If the named executive's employment is terminated by the Company (other than as a result of a RIF Termination, cause, disability or retirement prior to the second anniversary of the Closing Date or "Other Eligible Termination"), the executive would receive severance benefits equal to (i) the greater of (A) one weeks compensation for each full year of continuous service and (B) 150% of Final Annual Pay and (ii) 135% of an 18-month continuation period "COBRA" premium.

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

INDEBTEDNESS OF MANAGEMENT

 Each of the individuals named in the Summary Compensation Table (except Mr. Banks) is indebted to the Company pursuant to notes originally executed under the LSPP or the 1993 Long Term Incentive Plan ("1993 LTIP"). Under the LSPP or 1993 LTIP, each of the named executive officers, except Messrs. Banks and Sadeghi, was required to purchase shares of Common Stock with an aggregate purchase price approximately equal to a specified multiple of such executive's base salary.

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

 The Purchased Shares of a participant were pledged to the Company to secure repayment of the Loan to such participant.

In connection with the 1998 Newcourt Acquisition, the shares held by Messrs. Van Sickle, Sadeghi, Tenner, Oliu and Wajnert were cashed out at $17.43 per share in the following amounts: Mr. Van Sickle, $3,693,748, Mr. Sadeghi, $1,293,550; Mr. Tenner, $2,544,518; Mr. Oliu, $1,680,077; and Mr. Wajnert, $9,769,706. Part of
these proceeds were used to pay off the Loan (as defined above) made by the Company to the named executive officers. Ms. Morey received $1,751,850 (plus $63,263.09 in interest reimbursement) for the sale of her shares to Hercules Holdings (Cayman) Limited at the time of her termination of employment.

The following table sets forth for each for each named executive officer and former officers named in the Summary Compensation Table the largest aggregate amount of his or her indebtedness to the Company (all of which is related to the Loans referred to above) outstanding at any time during 1997 (the "Highest 1997 Loan Balance") and the amount of the indebtedness outstanding as of December 31, 1997 (the "Current Balance"):

                                       Current Balance            Highest 1997
Name                                at December 31, 1997          Loan Balance

David F. Banks
 Chief Executive Officer..........................N/A                 N/A
Charles D. Van Sickle ........................$1,172,485         $1,172,485
  Group President
Mani A. Sadeghi.................................$451,686           $451,686
  Group President
James S. Tenner.................................$781,645           $781,645
  Strategic Business Leader-
  AT&T Capital Leasing Services
Ramon Oliu, Jr..................................$557,602           $557,602
  Senior Vice President
  and Chief Financial Officer
Thomas C. Wajnert ........................... $3,101,148         $3,101,148
  Former Chairman of the Board
Ruth A. Morey ........................................$0           $953,155
  Former Senior Vice President -
  Chief Information Officer

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following tables set forth information with respect to beneficial ownership of the Company's Common Stock as of January 12, 1998 by each director, by each nominee for director, by each of the five executive and two former executive officers of the Company named in the Summary Compensation Table under Item 11 above, by all directors and executive officers of the Company as a group, and by each person who is known to be the beneficial owner of more than 5% of the Common Stock:

 (a) Security Ownership of Beneficial Owners of More than 5% of the Company's Voting Securities

                                                    Amount of
                                                    and Nature
                                                        of
                   Name and Address of              Beneficial        Percent
Title of Class       Beneficial Owner                Ownership        of Class
-------------------------------------------------------------------------------
Common Stock        Newcourt Holdings USA, Inc.       90,337,379        100%

(b) Security Ownership of Directors, Nominees for Director and Management
I. Equity Securities of AT&T Capital Corporation

                                                  Amount of         Percent
                                                  and Nature        of Class
                                                 of Beneficial
Title of Class        Name of Beneficial Owner    Ownership
------------------------------------------------------------------------------------
Common Stock          David F. Banks......................0(1)        (1)
Common Stock          Steven K. Hudson....................0(1)        (1)
Common Stock          Charles D. Van Sickle...............0(1)        (1)
Common Stock          Mani A. Sadeghi.....................0(1)        (1)
Common Stock          James S. Tenner.....................0(1)        (1)
Common Stock          Ramon Oliu, Jr. ....................0(1)        (1)
Common Stock          Thomas C. Wajnert...................0(1)        (1)
Common Stock          Ruth A. Morey.......................0(1)        (1)

All directors and executive officers as a group, including the above.(1)

---------

(1) In connection with the 1998 Newcourt Acquisition, all of the shares outstanding and held by the named executive officers (except for Ms. Morey who sold her shares on September 30, 1997) were sold to Hercules Holdings (Cayman) Limited. on January 12, 1998, Hercules Holdings (Cayman) Limited sold all of the shares outstanding to Newcourt Credit Group Inc. which in turn transferred such shares to Newcourt Holdings USA, Inc.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information is set forth under the caption "Executive Compensation".

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) Documents filed as a part of the report:

         (1) Financial Statements:                          Page

             Consolidated Balance Sheets                      48
             Consolidated Statements of Income                49
             Statements of Changes
                in Shareowners' Equity                        50
             Consolidated Statements of Cash Flows            51
             Notes to the Consolidated Financial
                Statements                                    54
             Report of Management                             91
             Report of Independent Public Accountants -
                Arthur Andersen LLP                           93
                   Report of Independent Auditors -
                Coopers & Lybrand L.L.P.                      94

         (2)    Financial Statement Schedules:

                Schedule II - Valuation and Qualifying Accounts

                  Financial statement schedules other than the one listed above are omitted because the required information is included in the financial statements or notes thereto or because of the absence of conditions under which they are required.

                  Report of Independent Public Accountants - Arthur Andersen LLP Report of Independent Auditors - Coopers & Lybrand LLP

         (3)      Exhibits:

        Exhibit
        Number

          2.      Certificate of Merger, filed October 1, 1996

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

       10(s). T&T Capital Corporation Compensation Limit Excess Plan effective January 1, 195 is incorporated by reference to
                  Exhibit 10(aa) of the registrant's Annual Report on Form 10-K [No. 1-11237] for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

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

      10(w). Lucent Technologies Operating Agreement dated as of April 2, 1996 between the Company and Lucent Technologies Inc. is incorporated by reference to Exhibit 10(a) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

      10(x). NCR Operating Agreement dated as of May 6, 1996 between the Company and NCR Corporation is incorporated by reference to
                  Exhibit 10(b) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

      10(y). Letter Agreement dated April 2, 1996 between Lucent Technologies Inc. and the Company regarding the applicability of the Intercompany Agreement to Lucent Technologies Inc. is incorporated by reference to Exhibit 10(c) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

       10(z). Letter Agreement dated April 2, 1996 between Lucent Technologies Inc. and the Company regarding the License to Use Lucent Name and Mark is incorporated by reference to Exhibit 10(d) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

      10(aa). Letter Agreement dated April 18, 1996 between NCR Corporation and the Company regarding the applicability of the Intercompany Agreement to NCR Corporation is incorporated by reference to Exhibit 10(e) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

      10(ab). Letter Agreement dated April 18, 1996 between NCR Corporation and the Company regarding the License to Use NCR Name and Mark is incorporated by reference to Exhibit 10(f) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

      10(ac). AT&T Capital Corporation 1993 Long Term Incentive Plan, as amended is incorporated by reference to the Company's Proxy Statement dated March 19, 1996.

       10(ad). Amendment to the AT&T Capital Corporation 1995 Senior Executive Annual Incentive Plan dated October 1, 1996 is incorporated by reference to Exhibit 10(a) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

      10(ae). Amendment to the AT&T Capital Corporation Supplemental Executive Retirement Plan dated October 1, 1996 is incorporated by reference to Exhibit 10(b) of the registrant's Quarterly Report on Form 10-Q [No.1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

      10(af). Amendment to Share Performance Award under the AT&T Capital Corporation 1993 Long-Term Incentive Plan dated October 1, 1996 is incorporated by reference to Exhibit 10(c) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

      10(ag). Amendment Number 2 to the AT&T Capital Corporation 1993 Share Performance Incentive Plan dated October 1, 1996 is incorporated by reference to Exhibit 10(d) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended September 30, 1996, filed with the Securities Exchange Commission.

      10(ah). 1996 AT&T Capital Corporation Leadership Severance Plan effective October 1, 1996 is incorporated by reference to
                  Exhibit 10(e) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

      10(ai). Employment Agreement between Antigua Acquisition Corporation and Thomas C. Wajnert dated September 30, 1996 is incorporated by reference to Exhibit 10(f) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

      10(aj). AT&T Capital Corporation Stock Option Agreement dated October 1, 1996 is incorporated by reference to Exhibit 10(g) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

      10(ak). AT&T Capital Corporation 1996 Long Term Incentive Plan dated October 1, 1996 is incorporated by reference to Exhibit 10(h) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

      10(al). Credit Agreement dated as of September 16, 1996, among AT&T Capital Corporation, the Banks Listed Herein and Morgan Guaranty Trust Company of New York, as Agent (5-year term) is incorporated by reference to Exhibit 10(i)of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

      10(am). Credit Agreement dated as of September 16, 1996, among AT&T Capital Corporation, the Banks Listed Herein and Morgan Guaranty Trust Company of New York, as Agent (364-day term) is incorporated by reference to Exhibit 10(j) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

      10(an). Form of first Amendment to Agreement and Plan of Merger among AT&T Capital Corporation, AT&T Corp., Hercules Limited and Antigua Acquisition Corporation dated August 20, 1996 is incorporated by reference to Exhibit 10 of the registrant's Current Report on Form 8-K [No. 1-11237], filed with the Securities and Exchange Commission.

      10(ao). Amendment No. 2 to the 1996 AT&T Capital Corporation Leadership Severance Plan effective January 17, 1997 is incorporated by reference to Exhibit 10(ao) of the registrant's Annual Report on Form 10-K [No. 1-11237] for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

      10(ap). Letter Agreement dated as of May 30, 1997 between and among registrant, Thomas C. Wajnert, and Nomura International plc covering the resignation of Thomas C. Wajnert from the position of Chief Executive Officer is incorporated by reference to Exhibit 10(a) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended June 30, 1997, filed with the Securities and Exchange Commission.

      10(aq). Letter Agreement dated as of December 29, 1997 between and among the registrant and Thomas C. Wajnert covering the mutual agreement of the termination of his employment as Chairman of the Company is incorporated by reference to Exhibit 10 of the registrant's Current Report on Form 8-K [No. 1-11237], dated January 5, 1998, filed with the Securities and Exchange Commission.

      10(ar). Employment Agreement dated as of May 30, 1997 between the registrant and David F. Banks is incorporated by reference to
                  Exhibit 10(b) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended June 30, 1997, filed with the Securities and Exchange Commission.

      10(as). Stock Purchase Agreement dated as of November 17, 1997, among the Company, Newcourt, Hercules Holdings (Cayman) Limited and other selling stockholders of the Company is incorporated by reference to Exhibit 99. A) of the registrant's Current Report on Form 8-K [No. 1-11237], dated November 19, 1997 (as amended on the Company's Current Report on Form 8-K/A dated February 11, 1998), filed with the Securities and Exchange Commission.

      10(at). Support Agreement dated February 9, 1998 between Newcourt Credit Group Inc. and AT&T Capital Corporation is incorporated by reference to Exhibit 10(a) of the registrant's Current Report on Form 8-K [No. 1-11237], dated February 9, 1998 (as amended on the Company's Current Report on Form 8-K/A dated February 18, 1998), filed with the Securities and Exchange Commission.

      10(au). Guarantee dated February 20, 1998 made by AT&T Capital Corporation is incorporated by reference to Exhibit 10 of the registrant's Current Report on Form 8-K [No. 1-11237], dated February 20, 1998, filed with the Securities and Exchange Commission.

      10(av). Financial Services Agreement dated as of March 9, 1998 between Lucent Technologies Inc., a Delaware Corporation and Newcourt Credit Group Inc., an Ontario Corporation. CONFIDENTIAL MATERIAL APPEARING IN THIS DOCUMENT HAS BEEN OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE

                  COMMISSION IN ACCORDANCE WITH RULE 406 PROMULGATED UNDER THE SECURITIES ACT OF 1934, AS AMENDED, AND RULE 24B-2 PROMULGATED THEREUNDER. OMITTED INFORMATION HAS BEEN REPLACED WITH ASTERISKS.

      12.         Computation of Ratio of Earnings to Fixed Charges

      16(a). Letter on change in certifying accountants - to the Securities and Exchange Commission from Coopers & Lybrand L.L.P., dated February 12, 1997 is incorporated by reference to Exhibit 16 of the registrant's Current Report on Form 8-K [No. 1-11237], dated February 12, 1997, filed with the Securities and Exchange Commission.

      16(b). Letter on change in certifying accountants - to the Securities and Exchange Commission from Arthur Andersen LLP, dated March 4, 1998 is incorporated by reference to Exhibit 16 of the registrant's Current Report on Form 8-K [No. 1- 11237], dated March 4, 1998, filed with the Securities and Exchange Commission.

      21.         Subsidiaries of the registrant.

      24(a). Powers of Attorney executed by officers and directors who signed this report.

      24(b).      Certificate of Corporate Resolution.

      27.         Financial Data Schedule

      99. AT&T Capital Corporation Excess Benefit Plan for the fiscal year December 31, 1997

        (b) Current Reports on Form 8-K: Report on Form 8-K dated November 19, 1997 was filed pursuant to Item 1 (Changes in Control of the Registrant) and Item 5 (Other Events).

                                                                SCHEDULE II

                            AT&T CAPITAL CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (Dollars In Thousands)


Column A         Column B    Column C   Column D     Column E     Column F

--------------------------------------------------------------------------------
                                                        Other
                 Balance at            Charge-offs,  Additions/     Balance
                 Beginning               Net of     (Deductions)    at End
                 of Period   Additions  Recoveries       (a)      of Period
--------------------------------------------------------------------------------
1997
Allowance for
 Credit Losses:

US:
 Lease Financing(1)$ 82,123  $ 62,228   $ 27,221    $ (50,993)  $  66,137
 Finance
  Receivables(2)     50,850    32,433      4,806       (6,908)     71,569
Foreign              36,013   19,639      10,688       (4,118)     40,846
--------------------------------------------------------------------------------
Total             $ 168,986  $114,300   $ 42,715    $ (62,019)  $ 178,552
================================================================================

1996

Allowance for
 Credit Losses:

US:

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
==========================================================================
1995

Allowance for
 Credit Losses:

US:

 Lease Financing(1)$113,735  $ 66,505   $ 34,890    $    (684)    $144,666
 Finance
  Receivables(2)     46,637    15,167      9,043         (154)      52,607
Foreign              16,056     4,542      2,837        8,186       25,947
--------------------------------------------------------------------------------
Total              $176,428  $ 86,214   $ 46,770    $   7,348     $223,220
================================================================================


(1) Shown on the balance sheet as a deduction from applicable finance assets, primarily capital leases.

(2)  Shown on the balance sheet as a deduction from finance receivables.

(a) Primarily includes transfers out of credit losses related to receivables securitized, transfers in of reserves related to businesses acquired and reclassifications.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

        We have audited in accordance with generally accepted auditing standards, the 1997 consolidated financial statements of AT&T Capital Corporation and Subsidiaries (the "Company") included on page 48 in this Form 10-K, and have issued our report thereon dated March 11, 1998 (except with respect to the matter discussed in Note 7, as to which the date is March 20, 1998). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The 1997 information included in the related schedules listed as an exhibit on page 107 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission rules and are not part of the basic financial statements. These schedules have been subject to the auditing procedures applied if the audit of the 1997 basic financial statements and, in our opinion, fairly state in all material respects the 1997 financial data required to be set forth therein in relation to the 1997 basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

New York, New York
March 11, 1998

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------



Our report on the balance sheet of AT&T Capital Corporation and Subsidiaries on December 31, 1996 and the related consolidated statements of income, changes in shareowners' equity, and cash flows for each of the two years in the period ended December 31, 1996 is included on page 94 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the 1996 and 1995 information included within the related financial statement schedule listed as an exhibit on page 107 of this Form 10-K.

In our opinion, the 1996 and 1995 financial statement information referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                            COOPERS & LYBRAND L.L.P.

1301 Avenue of the Americas
New York, New York

March 6, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AT&T CAPITAL CORPORATION


                                              By     Steven K. Hudson
                                                -------------------------
                                                     Steven K. Hudson
March 25, 1998                                   (Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

David F. Banks      Chairman

Steven K. Hudson    Chief Executive Officer

Principal Financial Officer:

Daniel A. Jauernig  Group President and
                    Chief Financial Officer

                                                 By   Steven K. Hudson
                                                   -----------------------
Principal Accounting Officer:                        (Steven K. Hudson,
                                                    Attorney-in-fact* and
                                                    on his own behalf as
Thomas G. Adams     Vice President and            Director and a Principal
                      Controller                     Executive Officer).

Directors:

D.F. Banks                                            March 30, 1998
S.K. Hudson

                                                   * by power of attorney

                                  EXHIBIT INDEX

Exhibit Number

      2.        Certificate of Merger, filed October 1, 1996

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

       10(u). AT&T Capital Corporation Leadership Severance Plan effective
              October 2, 1995 is incorporated by reference to Exhibit 10(ac)of the registrant's Annual Report on Form 10-K [No. 1- 11237] for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

       10(v). The Agreement between the registrant and AT&T dated January 5,
              1996 is incorporated by reference to Exhibit 10(ad) of the registrant's Annual Report on Form 10-K [No. 1-11237] for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

       10(w). Lucent Technologies Operating Agreement dated as of April 2, 1996 between the Company and Lucent Technologies Inc. is incorporated by reference to Exhibit 10(a) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

       10(x). NCR Operating Agreement dated as of May 6, 1996 between the
              Company and NCR Corporation is incorporated by reference to
              Exhibit 10(b) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

       10(y). Letter Agreement dated April 2, 1996 between Lucent Technologies
              Inc. and the Company regarding the applicability of the Intercompany Agreement to Lucent Technologies Inc. is incorporated by reference to Exhibit 10(c) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

       10(z). Letter Agreement dated April 2, 1996 between Lucent Technologies
              Inc. and the Company regarding the License to Use Lucent Name and Mark is incorporated by reference to Exhibit 10(d) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

      10(aa). Letter Agreement dated April 18, 1996 between NCR Corporation and the Company regarding the applicability of the Intercompany Agreement to NCR Corporation is incorporated by reference to
              Exhibit 10(e) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.


      10(ab). Letter Agreement dated April 18, 1996 between NCR Corporation and the Company regarding the License to Use NCR Name and Mark is incorporated by reference to Exhibit 10(f) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

     10(ac). AT&T Capital Corporation 1993 Long Term Incentive Plan, as amended is incorporated by reference to the Company's Proxy Statement dated March 19, 1996.

     10(ad). Amendment to the AT&T Capital Corporation 1995 Senior Executive Annual Incentive Plan dated October 1, 1996 is incorporated by reference to Exhibit 10(a) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended March 31, 1996, filed with the Securities and Exchange Commission.

    10(ae). Amendment to the AT&T Capital Corporation Supplemental Executive Retirement Plan dated October 1, 1996 is incorporated by reference to Exhibit 10(b) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

    10(af). Amendment to Share Performance Award under the AT&T Capital Corporation 1993 Long-Term Incentive Plan dated October 1, 1996 is incorporated by reference to Exhibit 10(c) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.


    10(ag). Amendment Number 2 to the AT&T Capital Corporation 1993 Share Performance Incentive Plan dated October 1, 1996 is incorporated by reference to Exhibit 10(d) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended September 30, 1996, filed with the Securities Exchange Commission.

    10(ah). 1996 AT&T Capital Corporation Leadership Severance Plan effective October 1, 1996 is incorporated by reference to Exhibit 10(e) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

    10(ai). Employment Agreement between Antigua Acquisition Corporation and Thomas C. Wajnert dated September 30, 1996 is incorporated by reference to Exhibit 10(f) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

    10(aj). AT&T Capital Corporation Stock Option Agreement dated October 1, 1996 is incorporated by reference to Exhibit 10(g) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

    10(ak). AT&T Capital Corporation 1996 Long Term Incentive Plan dated October 1, 1996 is incorporated by reference to Exhibit 10(h) of the registrant's Quarterly Report on Form 10-Q [No. 1- 11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

     10(al). Credit Agreement dated as of September 16, 1996, among AT&T Capital Corporation, the Banks Listed Herein and Morgan Guaranty Trust Company of New York, as Agent (5-year term) is incorporated by reference to Exhibit 10(i)of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

     10(am). Credit Agreement dated as of September 16, 1996, among AT&T Capital Corporation, the Banks Listed Herein and Morgan Guaranty Trust Company of New York, as Agent (364-day term) is incorporated by reference to Exhibit 10(j) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended September 30, 1996, filed with the Securities and Exchange Commission.

     10(an). Form of first Amendment to Agreement and Plan of Merger among AT&T Capital Corporation, AT&T Corp., Hercules Limited and Antigua Acquisition Corporation dated August 20, 1996 is incorporated by reference to Exhibit 10 of the registrant's Current Report on Form 8-K [No. 1-11237], filed with the Securities and Exchange Commission.

     10(ao). Amendment No. 2 to the 1996 AT&T Capital Corporation Leadership Severance Plan effective January 17, 1997 is incorporated by reference to Exhibit 10(ao) of the registrant's Annual Report on Form 10-K [No. 1-11237] for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

     10(ap). Letter Agreement dated as of May 30, 1997 between and among registrant, Thomas C. Wajnert, and Nomura International plc covering the resignation of Thomas C. Wajnert from the position of Chief Executive Officer is incorporated by reference to Exhibit 10(a) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended June 30, 1997, filed with the Securities and Exchange Commission.

     10(aq). Letter Agreement dated as of December 29, 1997 between and among the registrant and Thomas C. Wajnert covering the mutual agreement of the termination of his employment as Chairman of the Company is incorporated by reference to Exhibit 10 of the registrant's Current Report on Form 8-K [No. 1-11237], dated January 5, 1998, filed with the Securities and Exchange Commission.

    10(ar). Employment Agreement dated as of May 30, 1997 between the registrant and David F. Banks is incorporated by reference to
              Exhibit 10(b) of the registrant's Quarterly Report on Form 10-Q [No. 1-11237] for the Quarter Ended June 30, 1997, filed with the Securities and Exchange Commission.

    10(as). Stock Purchase Agreement dated as of November 17, 1997, among the registrant, Newcourt Credit Group Inc., Hercules Holdings (Cayman) Limited and other selling stockholders of the Company is incorporated by reference to Exhibit 99. A) of the registrant's Current Report on Form 8-K [No. 1-11237], dated November 19, 1997 (as amended on the Company's Current Report on Form 8-K/A dated February 11, 1998), filed with the Securities and Exchange Commission.

    10(at). Support Agreement dated February 9, 1998 between Newcourt Credit Group Inc. and the registrant is incorporated by reference to
              Exhibit 10(a) of the registrant's Current Report on Form 8-K [No. 1-11237], dated

              February 9, 1998 (as amended on the registrant's Current Report on Form 8-K/A dated February 18, 1998), filed with the Securities and Exchange Commission.

    10(au). Guarantee dated February 20, 1998 made by AT&T Capital Corporation is incorporated by reference to Exhibit 10 of the registrant's Current Report on Form 8-K [No. 1-11237], dated February 20, 1998, filed with the Securities and Exchange Commission.

    10(av). Financial services Agreement dated as of March 9, 1998 between Lucent Technologies Inc., a Delaware Corporation and Newcourt Credit Group Inc., an Ontario Corporation. CONFIDENTIAL MATERIAL APPEARING IN THIS DOCUMENT HAS BEEN OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION IN ACCORDANCE WITH RULE 406 PROMULGATED UNDER THE SECURITIES ACT OF 1934, AS AMENDED, AND RULE 24B-2 PROMULGATED THEREUNDER. OMITTED INFORMATION HAS BEEN REPLACED WITH ASTERISKS.

    12.       Computation of Ratio of Earnings to Fixed Charges

    16(a). Letter on change in certifying accountants - to the Securities and Exchange Commission from Coopers & Lybrand L.L.P., dated February 12, 1997 is incorporated by reference to Exhibit 16 of the registrant's Current Report on Form 8-K [No. 1-11237], dated February 12, 1997, filed with the Securities and Exchange Commission.

    16(b). Letter on change in certifying accountants - to the Securities and Exchange Commission from Arthur Andersen LLP, dated March 4, 1998 is incorporated by reference to Exhibit 16 of the registrant's Current Report on Form 8-K [No. 1- 11237], dated March 4, 1998 filed with the Securities and Exchange Commission.

    21.       Subsidiaries of the registrant.

    24(a). Powers of Attorney executed by officers and directors who signed this report.

    24(b).    Certificate of Corporate Resolution.

    27.       Financial Data Schedule

    99. AT&T Capital Corporation Excess Benefit Plan for the fiscal year ended December 31, 1997