Form 10-Q
period 1998-03-31
AT&T CAPITAL CORP /DE/
filed 1998-05-14
CIK 897708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1998

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

    No voting stock of this registrant is held by any non-affiliates of the registrant. At April 30, 1998, 90,337,379 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding to Newcourt Credit Group USA Inc.

                                                                       FORM 10-Q

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                    March 31,       December 31,
                                                       1998             1997
                                                   (Unaudited)
                                                   -----------      ------------
ASSETS:
Cash and cash equivalents                           $   46,248        $    8,317
Assets held for sale and inventory                     439,921           478,213
Net investment in finance receivables                2,483,020         2,343,604
Net investment in capital leases                     2,921,695         3,288,141
Net investment in operating
 leases, net of accumulated
 depreciation of $845,211
 in  1998 and $772,437 in 1997                       1,617,105         1,593,582
Deferred charges and other assets                      739,728           832,892
Receivable from Affiliates (a)                         720,742                --
Deferred income taxes                                  230,899           231,146
                                                    ----------        ----------
Total Assets                                        $9,199,358        $8,775,895
                                                    ==========        ==========

LIABILITIES, PREFERRED SECURITIES AND SHAREOWNERS' EQUITY:
LIABILITIES:
Short-term notes, less unamortized
 discounts of $7,476 in 1998 and
 $14,357 in 1997                                    $2,174,180        $1,868,585
Income taxes and other payables                        520,636           714,122
Medium- and long-term debt                           5,540,503         5,249,409
Commitments and contingencies
                                                    ----------        ----------
Total Liabilities                                    8,235,319         7,832,116
                                                    ----------        ----------

PREFERRED SECURITIES:
 Company-obligated preferred
 securities of subsidiary                              200,000           200,000


                                   (continued)

                                                                       FORM 10-Q

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                   March 31,        December 31,
                                                      1998              1997
                                                  (Unaudited)
                                                  -----------       ------------
SHAREOWNERS'EQUITY:
Common stock, one cent par value:
 Authorized 150,000,000 shares,
 issued and outstanding, 90,337,379
 shares in 1998 and 1997                                  903               903
Additional paid-in capital                            651,552           651,552
Recourse loans to senior executives                        --           (15,471)
Foreign currency translation
  adjustments                                          (6,501)           (4,032)
Retained earnings                                     118,085           110,827
                                                  -----------       -----------
Total Shareowners' Equity                             764,039           743,779
                                                  -----------       -----------
Total Liabilities, Preferred Securities
 and Shareowners' Equity                          $ 9,199,358       $ 8,775,895
                                                  ===========       ===========

(a) At March 31, 1998 "Affiliates" as defined herein are Newcourt Credit Group Inc. and Newcourt Credit Group USA Inc.

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                                                                       FORM 10-Q

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                                        For the three months
                                                           ended March 31,

                                                        1998            1997
                                                      ---------       ---------
REVENUES:
 Finance revenue                                      $  59,444       $  54,309
 Capital lease revenue                                   83,509          90,747
 Rental revenue on operating
  leases                                                217,977         196,723
 Revenue from securitizations
  and loan sales                                         17,416          13,032
 Equipment sales                                          6,406           8,176
 Other revenue, net                                      56,185          57,943
                                                      ---------       ---------
Total Revenues                                          440,937         420,930
                                                      ---------       ---------

EXPENSES:
 Interest                                               115,212         105,318
 Operating and administrative                           135,868         136,284
 Depreciation on operating leases                       142,063         131,976
 Cost of equipment sales                                  6,160           7,228
 Provision for credit losses                             25,258          23,279
                                                      ---------       ---------
Total Expenses                                          424,561         404,085
                                                      ---------       ---------

Distributions on Company-obligated
 preferred securities of subsidiary                       4,530           4,530
                                                      ---------       ---------
Income before income taxes                               11,846          12,315

Provision for income taxes                                4,588           4,887
                                                      ---------       ---------
NET INCOME                                                7,258           7,428
                                                      =========       =========

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

  Foreign Currency translation adjustment,
    net of tax benefit of $1,560 in 1998 and
    $268 in 1997                                         (2,469)           (407)
                                                      ---------       ---------

Total other comprehensive loss                           (2,469)           (407)
                                                      ---------       ---------

COMPREHENSIVE INCOME                                  $   4,789       $   7,021
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

                                                                       FORM 10-Q

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                           For the three months
                                                              ended March 31,

                                                         1998               1997*
                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $     7,258       $     7,428
Noncash items included in income:
   Depreciation and amortization                          154,985           146,202
   Deferred taxes                                          (7,212)          (49,888)
   Provision for credit losses                             25,258            23,279
   Revenue from securitizations and loan sales            (17,416)          (13,032)
Decrease in deferred charges and
   other assets                                           (79,576)           (1,021)
Increase (decrease) in assets held for sale
   and inventory                                           32,878           (12,559)
Increase (decrease) in income taxes and other
   payables                                                17,585           (88,765)
Decrease in payables to
   AT&T/Lucent/NCR (the "Former Affiliates")                   --           (27,033)
                                                      -----------       -----------

Net cash provided (used) by Operating Activities          133,760           (15,389)
                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of finance asset portfolios                      (40,284)               --
Financings and lease equipment purchases               (1,204,182)       (1,423,801)
Principal collections from customers,
 net of amounts included in income                        712,365           906,803
Cash proceeds from securitizations and
 loan sales                                               399,160           421,667
Loans made to Affiliates                                 (720,742)               --
Proceeds from sale of subsidiary                           14,283                --
                                                      -----------       -----------
Net cash used for Investing Activities                $  (839,400)      $   (95,331)
                                                      -----------       -----------

                                   (Continued)

                                                                       FORM 10-Q

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                          For the three months
                                                             ended March 31,

                                                         1998               1997*
                                                      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term notes, net          $   305,595       $   (74,409)
Additions to medium- and long-term debt                 1,373,465         1,247,973
Repayments of medium- and long-term debt                 (950,960)       (1,040,413)
Proceeds from repayment of recourse
 loans to senior executives                                15,471                --
                                                      -----------       -----------
Net cash provided by Financing
 Activities                                               743,571           133,151
                                                      -----------       -----------

Net Increase in Cash and Cash Equivalents                  37,931            22,431
Cash and Cash Equivalents at beginning of period            8,317                --
                                                      -----------       -----------

Cash and Cash Equivalents at end of period            $    46,248       $    22,431
                                                      ===========       ===========


Non-Cash Investing and Financing Activities:

     In the first three months of 1998 and 1997, the Company entered into capital lease obligations of $68,025 and $1,693, respectively, for equipment that was subleased.

     *Certain amounts have been reclassified to conform to the 1998 presentation.

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                                                                       FORM 10-Q


                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by AT&T Capital Corporation and its subsidiaries ("AT&T Capital" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. The results for interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   Recent Pronouncements

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes a new model for segment reporting. The Statement requires reporting of financial and descriptive information about a company's reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. It also requires reporting of certain information about products and services, geographic areas of operation, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt this standard in its 1998 annual financial statements. Comparative information for earlier years will be restated.

      In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post Retirement Benefits". SFAS No. 132 revises employer's disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. The Statement standardizes the disclosure requirements to the extent practicable, requires additional information changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this standard in its 1998 annual financial statements. Comparative information for earlier years will be restated, if readily available.

3.   Subsidiary Debentures

     The table below shows summarized consolidated financial information for AT&T Capital Leasing Services, Inc. and AT&T Capital Services Corporation, both wholly owned subsidiaries of the Company. The Company has guaranteed, on a subordinated basis, payment on debentures issued by these subsidiaries (dollars in thousands).

AT&T Capital Leasing Services, Inc.               For the three months ended
                                                            March 31,
                                                  --------------------------
                                                           (unaudited)
                                                      1998            1997
                                                      ----            ----
   Total revenues                                   $ 38,317        $ 36,120
   Interest expense                                   11,874          10,494
   Operating and administrative expenses              17,604          20,617
   Provision for credit losses                         9,699          14,581
   Loss before taxes                                  (2,608)        (10,315)
   Net Income (loss)(a)                                1,214          (3,121)

                                                   March 31,      December 31,
                                                     1998             1997
                                                  (unaudited)
                                                  -----------     ------------
   Total assets                                      854,235         786,895
   Total debt                                        746,562         675,420
   Total liabilities                                 808,757         742,633
   Total shareowner's equity                        $ 45,478        $ 44,262

AT&T Capital Services Corporation                 For the three months ended
                                                            March 31,
                                                  --------------------------
                                                           (unaudited)
                                                      1998            1997
                                                      ----            ----
   Total revenues                                   $ 27,821        $ 29,845
   Interest expense                                    1,843           1,618
   Operating and administrative expenses              10,610          12,505
   Provision for credit losses                            --             337
   Income before taxes                                 1,664             646
   Net income                                            989             353

                                                   March 31,      December 31,
                                                     1998             1997
                                                  (unaudited)
                                                  -----------     ------------
   Total assets                                      151,216         147,182
   Total debt                                        115,797         108,794
   Total liabilities                                 136,845         133,800
   Total shareowner's equity                        $ 14,371        $ 13,382

(a) 1998 Net Income and 1997 Net Loss includes a $3.8 million and $7.2 million tax benefit, respectively, on a $9.9 million and $18.2 million tax loss, respectively, which includes equity investment revenue not taxable to AT&T Capital Leasing Services, Inc. The 1997 Net Loss has been restated to reflect this benefit.

4.   Securitizations

     During the first quarter of 1998, the Company securitized approximately $345.5 million of capital leases and loan receivables through a private conduit facility. The Company retained an interest in the underlying cash flows. The fair value of such retained interest was calculated using a fair market discount rate of like cash flows of approximately 7.5%.

5.   Receivable from Affilitate

     The Company has interest bearing intercompany receivables from Newcourt Credit Group Inc., an Ontario, Canada corporation ("Newcourt") and Newcourt Credit Group USA Inc., a wholly-owned subsidiary of Newcourt, aggregating $720.7 million at March 31, 1998. The net interest income associated with the intercompany receivables was not material for the three months ended March 31, 1998.

6.   Restructuring Charges

     At year end, the Company recorded a reserve pursuant to a restructuring plan. The following is a roll forward of such reserve (in thousands) and number of employees to be terminated.


                                At December 31,      Activity through       At March 31,
                                     1997             March 31, 1998            1998
                              --------------------  --------------------  -----------------
Severence and benefits
  related cost                            $32,920               $13,918            $19,002
Facility closing costs                      2,173                 1,760                413
                              --------------------  --------------------  -----------------
Total                                     $35,093               $15,678            $19,415
                              --------------------  --------------------  -----------------
Approximate number of
 employees to be terminated                   200                   100                100
                              --------------------  --------------------  -----------------

      As of March 31, 1998, the Company has terminated approximately half of the employees identified and believes the remaining reserve is adequate to cover the costs to complete the plan of restructure. With regard to this plan, there has been no adjustment to the reserve estimate on the estimated number of employees to be terminated. In addition to the Company's restructure plan, the Company's headcount decreased by approximately 350 during the first quarter of 1998 primarily due to redundancies in certain functions, resulting from the Newcourt Acquisition (as defined below).

7.   1998 Sale of the Company and Related Transactions

     On January 12, 1998, Newcourt consummated the purchase (the "Newcourt Acquisition") of all of the outstanding shares of common stock of AT&T Capital, pursuant to a Stock Purchase Agreement dated as of November 17, 1997 among the Company, Newcourt, Hercules Holdings (Cayman) Limited and certain management stockholders. In connection with the Newcourt Acquisition, the Company received $15.5 million in settlement of recourse loans to senior executives. Also, in connection with the Newcourt Acquisition, all of the outstanding shares of common stock of AT&T Capital were transferred to Newcourt Holdings USA, Inc., a wholly-owned subsidiary of Newcourt, and are owned indirectly by Newcourt. For further discussion regarding the Newcourt Acquisition, see Note 1 to the Audited Consolidated Financial Statements included in the Company's 1997
Annual Report filed on Form 10-K.

      On March 31, 1998 Newcourt Holdings USA, Inc. merged with and into Newcourt Credit Group USA Inc., a wholly-owned subsidiary of Newcourt, with Newcourt Credit Group USA Inc. being the surviving entity. Effective thereafter, the surviving entity, including the Company, will file a consolidated tax return for Federal income tax purposes.

      Also on March 31, 1998, AT&T Capital Canada, Inc. (a wholly-owned subsidiary of the Company), was sold at book value to Newcourt resulting in no gain or loss. The total amount of assets sold at March 31, 1998 was $252.2 million.

      On April 1, 1998, substantially all of the operations of the Company's European businesses were sold to Newcourt. The assets were sold at book value, and, therefore, no gain or loss resulted from such sale. The total amount of assets relating to these businesses totaled $803.4 million at March 31, 1998.

                                                                       Form 10-Q

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FORWARD LOOKING STATEMENTS

      When included in this Quarterly Report on Form 10-Q, the words, "will", "should", "expects", "intends", "anticipates", "estimates" and similar expressions, among others, identify forward looking statements for purposes of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Such statements, which include statements contained in this
Item 2, inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. Such risks and uncertainties include, among others, those described under "Risk Factors" included in Item 7 of the Company's 1997 Annual Report on Form 10-K, many of which are beyond the control of AT&T Capital Corporation ("AT&T Capital" or the "Company"). These forward looking statements are made only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release any update or revision to any forward looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

1998 SALE OF THE COMPANY AND RELATED TRANSACTIONS

      On January 12, 1998, Newcourt Credit Group Inc., an Ontario corporation ("Newcourt"), consummated the purchase (the "Newcourt Acquisition") of all of the outstanding shares of common stock of AT&T Capital, pursuant to a Stock Purchase Agreement dated as of November 17, 1997 among AT&T Capital, Newcourt, Hercules Holdings (Cayman) Limited and certain management stockholders. In connection with the Newcourt Acquisition, all of the outstanding shares of common stock of the Company were transferred to Newcourt Holdings USA, Inc., a wholly-owned subsidiary of Newcourt, and are owned indirectly by Newcourt. For further discussion regarding the Newcourt Acquisition, see Note 1 to the Audited Consolidated Financial Statements included in the Company's 1997 Annual Report filed on Form 10-K.

      On March 31, 1998 Newcourt Holdings USA, Inc. merged with and into Newcourt Credit Group USA Inc., a wholly-owned subsidiary of Newcourt ("Newcourt USA"), with Newcourt USA being the surviving entity. Effective thereafter, the surviving entity, including the Company, will file a consolidated tax return for Federal income tax purposes.

      Also on March 31, 1998, AT&T Capital Canada Inc. (a wholly-owned subsidiary of the Company), was sold at book value to Newcourt resulting in no gain or loss. The total amount of assets sold at March 31, 1998 was $252.2 million.

      On April 1, substantially all of the operations of the Company's European businesses were sold to Newcourt. The assets were sold at book value and, therefore, no gain or loss resulted from such sale. The total amount of assets relating to these businesses totaled $803.4 million at March 31, 1998.

RESULTS OF OPERATIONS

Unless otherwise indicated, all period to period comparisons represent activity or balances at or for the three months ended March 31, 1998 versus March 31, 1997.

Net Income
                                           For the three months
                                               ended March 31,
                                            1998            1997
                                            --------------------
                                           (dollars in millions)
     Net Income                            $7.3             $7.4

      Net income was relatively flat quarter over quarter. Increased securitization revenue, finance revenue and operating lease margin was offset by a decrease in capital lease revenue and an increase in interest expense.

Key financial operating statistics

      The following table sets forth certain key financial operating statistics of the Company's operations:


                                           For the three months
                                             ended March 31,
                                           1998            1997
                                           --------------------
                                          (dollars in millions)
Finance revenue                           $59.4           $ 54.3
Capital lease revenue                      83.5             90.7
Operating lease margin                     76.0             64.8
                                          -----            -----
Net portfolio revenue                     218.9            209.8
less: interest expense                    115.2            105.3
                                          -----            -----
Net interest margin (a)                   103.7            104.5

Average net portfolio assets           $7,309.1         $7,241.8

Net interest margin percentage (a)          5.67%            5.79%

Finance receivables-average yield           9.91%           10.07%
Capital leases-average yield               10.21%            9.89%
Operating lease margin percentage          34.83%           32.91%
Total portfolio-average yield              11.98%           11.59%

Debt/equity plus Preferred
   Securities                               8.00x            7.21x

a) Net interest margin is comprised of net portfolio revenue (finance revenue, capital lease revenue and operating lease margin) less interest expense. Net interest margin percentage equals the net interest margin divided by the respective average net portfolio assets.

Finance revenue

      Finance revenue increased $5.1 million or 9.5%. An 11.2% increase in average net finance receivables to $2.4 billion accounted for $6.1 million of the increase, while the decrease in the average yield partially offset this increase by $1.0 million. The growth in the portfolio was due primarily to increases in the asset based lending and SBA loan portfolios. The reduction in average yield related to an increase in floating rate transactions in a lower interest rate environment and an increase in nonearning accounts. See "Credit Quality" for a discussion of these accounts.

Capital lease revenue

     Capital lease revenue decreased $7.2 million or 8.0%. A 10.9% decrease in the average net capital lease portfolio to $3.3 billion was responsible for approximately $9.8 million of the decrease. The decrease in the average portfolio was due primarily to the sale of the Company's North American fleet automotive portfolio to a third party and certain assets of the Canadian business unit to Newcourt which was slightly offset by increases in the small and middle ticket portfolios. The slight increase in the average yield of 32 basis points partially offset the decrease in revenue by $2.6 million.

Operating lease margin

     Rental revenue on operating leases of $218.0 million increased $21.3 million, or 10.8%. Depreciation expense on operating leases of $142.1 million increased $10.1 million, or 7.6%. The revenue increase was generated by the Company's enterprise server, telecommunications and international portfolios, partially offset by the sale of the North American fleet automotive portfolio at the end of 1997. The 192 basis point increase in operating lease margin percentage to 34.83% resulted primarily from a higher proportion of renewal revenue and an increase in small ticket, higher margin transactions.

Net interest margin

     Net interest margin of $103.7 million was 5.67% of average net portfolio assets compared with $104.5 million, or 5.79%. Net interest margin was relatively flat, decreasing by $0.8 million, due to higher portfolio revenue offset by higher interest expense associated with carrying a higher level of debt. Average net portfolio assets of $7,309.1 million were $67.3 million, or 0.9% higher causing an increase in portfolio revenue of approximately $6.5 million. A slight increase in the overall portfolio yield to 11.98% from 11.59%, increased revenue by approximately $2.6 million. The interest expense associated with carrying a higher level of debt reduced the margin by approximately $7.8 million. The higher cost of debt added $2.1 million to the interest expense.

Non-portfolio revenue

     The following table summarizes the components of non-portfolio revenue which includes revenue from securitizations and loan sales, equipment sales, and other net revenue. In addition, equipment sales margin (equipment sales less cost of equipment sales) and the equipment sales margin percentage (equipment sales margin divided by equipment sales) are presented.

                                         For the three months
                                            ended March 31,
                                         1998           1997
                                         -------------------
                                        (dollars in millions)
Revenue from securitizations
 and loan sales                        $ 17.4          $13.0

Equipment sales                           6.4            8.2
Cost of equipment sales                  (6.2)          (7.2)
                                       ------          -----
Equipment sales margin                 $  0.2          $ 1.0
Equipment sales margin
 percentage                               3.8%          11.6%

Other revenue, net                     $ 56.2          $57.9
Total non-portfolio revenue            $ 80.0          $79.1

Revenue from securitizations and loan sales

     Revenue from securitizations and loan sales, including SBA loans, increased $4.4 million. Securitization revenue increased $4.1 million due to an increased spread between the average yield and the discount rate. Loan sales revenue increased $0.3 million.

Expenses

Interest expense
                                       For the three months
                                           ended March 31,
                                        1998           1997
                                        -------------------
                                       (dollars in millions)
Interest expense                       $115.2          $105.3
Average borrowings outstanding       $7,428.8        $6,914.6
Average cost of debt                      6.20%           6.09%

     Interest expense increased $9.9 million, or 9.4%. As discussed in the net interest margin section above, a $7.8 million increase in interest expense resulted from carrying a higher level of debt and a higher average cost of debt contributed $2.1 million. The increase in the average borrowings outstanding was largely due to borrowings made by the Company on behalf of Newcourt USA.
The increase in the average cost of debt is attributable to the higher 1997 year-end rates associated with debt incepted in the fourth quarter of 1997 and remaining outstanding during the first quarter of 1998 and from a wider spread on the issuance of commercial paper in the first quarter of 1998. For the first quarterof 1998, the Company issued medium- and long-term debt at an average rate of 5.99%, compared to debt maturing having a slightly higher average rate of 6.08%.

Distributions on Company-obligated preferred securities

      During the first quarters of 1998 and 1997, $4.5 million of scheduled distributions were paid to the Company-obligated preferred securities holders.


Operating and Administrative (O&A) Expenses

                                       For the three months
                                          ended March 31,
                                       1998            1997
                                       --------------------
                                       (dollars in millions)
O&A expenses                          $135.9          $136.3
Total period-end owned and
    managed assets                 $14,396.5       $12,943.0
O&A/period-end total owned and
    managed assets                       3.78%           4.21%

     The decrease in O&A expense of 0.3% was due primarily to an approximate 10% reduction in headcount and other related expenses offset, in part, by an increase in severance related expenses of $3.6 million and a cash out of vested stock options of $10.1 million in connection with the Newcourt Acquisition. The increase in total owned and managed assets of 11.2% at March 31, 1998 from March 31, 1997 and the improvement in the O&A ratio resulted from an increase in owned assets of $1.2 billion. See "Financial Condition" below for a discussion regarding asset growth.

Provision for credit losses

     See "Credit Quality" below for a discussion of the provision for credit losses.

Provision for income taxes

                                         For the three months
                                            ended March 31,
                                          1998          1997
                                          ------------------
                                         (dollars in millions)
Provision for income taxes               $ 4.6          $ 4.9
Effective income tax rate                 38.7%          39.7%

     The decrease in the 1998 effective rates resulted from a lower overall provision for state taxes and lower non-deductible expenses, somewhat offset by higher foreign taxes.

CREDIT QUALITY

     The following table reflects the Company's key portfolio credit performance indicators. Portfolio assets include the investment in finance receivables, capital leases and operating leases.

                                            At or for the                At or for the
                                          three months ended               year ended
                                              March 31,                   December 31,
                                      1998                1997               1997
                                     ---------------------------   ---------------------------
                                        (dollars in millions)         (dollars in millions)
Portfolio assets
 (gross of allowance)               $7,196.4           $7,162.9           $7,403.9
Provision for credit losses            $25.3              $23.3             $114.3
Allowance for credit losses           $174.6             $163.8             $178.6
Allowance for credit
  losses/portfolio assets                2.43%              2.29%              2.41%
Allowance for credit losses/non-
  accrual assets                         0.83x              1.02x              1.06x
Non-accrual assets                    $211.0             $160.2             $168.7
Non-accrual assets/portfolio assets      2.93%              2.24%              2.28%
Net charge-offs/portfolio assets         0.58%              1.17%              0.56%
Delinquency(a)-owned assets              3.42%              3.24%              3.08%
Delinquency(a)-owned and securitized     3.22%              2.76%              2.62%

a)   Delinquencies of two months or greater.

       The increase in the ratio of the allowance for credit losses to portfolio assets is reflective of the increase in delinquencies as well as the increase in non-accrual assets.

      The increase in the March 31, 1998 delinquencies of owned assets and owned and securitized assets, is due to the sale of the Company's North American fleet automotive portfolio, which had traditionally maintained a lower delinquency, coupled with the sale of certain assets of the Company's Canadian business unit at March 31, 1998 to Newcourt in which the Company retained certain delinquent accounts. The Company's securitizations include current receivables, those transactions that are not more than 60 days past due. Therefore, the delinquency -owned assets reflects a higher proportion of delinquent receivables as compared to the level of delinquency in the owned and securitized portfolio.

      The increase in non-accrual assets to portfolio assets at March 31, 1998 is primarily due to two project finance transactions totaling $32.1 million, suspended from income recognition in March, 1998.

FINANCIAL CONDITION

Sale of Businesses

      During the first quarter of 1998, the Company sold AT&T Capital Canada Inc. (a wholly-owned subsidiary of the Company) to Newcourt at book value. Additionally, the Company continues to pursue the sale of its U.S. consumer automotive business. The carrying value of these assets have been reduced to fair value and are classified as Assets held for sale and inventory on the balance sheet.

Net portfolio assets

      The following table reflects components of the Company's net portfolio assets.

                                                 At:              At:
                                              March 31,       December 31,
                                                1998             1997
                                             -----------------------------
                                                  (dollars in millions)
Net investment in finance receivables (a)    $ 2,483.0           $2,343.6
Net investment in capital leases (a)           2,921.7            3,288.1
Net investment in operating leases (b)         1,617.1            1,593.6
                                             ---------           --------
Net owned portfolio assets (net of allowance)  7,021.8            7,225.3

Managed assets                                 5,197.1            5,136.3
Net investment in total owned and
  managed assets                             $12,218.9          $12,361.6

a) Generally represents the sum of the (i) the gross receivable, (ii) the associated unearned income, (iii) the unguaranteed residual value (for capital leases only), less (iv) the allowance for credit losses.

b) Generally represents the historical cost of the equipment less the associated accumulated depreciation.

     Net owned portfolio assets decreased $203.5 million or 2.8% during the first quarter of 1998. Operating leases increased $23.5 million, or 1.5% during the first quarter of 1998, primarily due to growth in the Company's enterprise server portfolio. The net investment in finance receivables increased $139.4 million, or 6.0% during the first quarter of 1998, due primarily to an increase in the asset based lending and SBA loan portfolios. The 11.1% reduction in capital leases from December 31, 1997, is primarily due to the sale of certain assets of the Company's Canadian business unit to Newcourt.

      The Company's international assets (excluding cross border transactions) represented 21.4% of total assets, down slightly from 24.6% at the end of 1997. The sale of certain assets of the Canadian business unit impacted such reduction.

LIQUIDITY AND CAPITAL RESOURCES

      In response to the announcement of the Newcourt Acquisition, "S&P", Fitch, and Moody's affirmed the Company's ratings and Duff & Phelps has upgraded the Company's medium- and long-term debt and commercial paper ratings. The Company's senior medium- and long-term debt and commercial paper are currently rated as follows:

-----------------------------------------------------------------------------------------
          Rating Agency              medium- and long-term debt      commercial paper
-----------------------------------------------------------------------------------------
Duff & Phelps Credit Rating Co.
   ("Duff & Phelps")                             A-                        D-1-
Fitch Investor Services
  ("Fitch")                                     BBB                        F-2
Moody's Investors Services
  ("Moody's")                                  Baa3                        P-3
Standard & Poors ("S&P")                        BBB                        A-2

Cash flows

     The table below includes key cash flows provided by and used for operating, investing and financing activities.

                                                            For the three months
                                                              ended March 31,
                                                            1998            1997
                                                            --------------------
                                                           (dollars in millions)
   Net Cash provided (used) by Operating Activities:      $  133.8       $  (15.4)
   Investing Activities:
      Increase in receivables from Affiliates               (720.7)            --
      Principal collections from customers                   712.4          906.8
      Cash used for financings and lease
         equipment purchases(a)                           (1,204.2)      (1,423.8)
      Cash proceeds from securitizations and loan
         sales                                               399.2          421.7
      Purchase of Finance asset portfolios                   (40.3)            --
      Proceeds from sale of subsidiary                        14.3             --

   Financing Activities:
      Net proceeds (repayments) from issuance of
         short-term notes (b)                                305.6          (74.4)
      Proceeds from the issuance of medium- and
         long-term debt                                    1,373.5        1,248.0
      Repayments of medium- and long-term debt              (951.0)      (1,040.4)
      Proceeds from repayment of recourse loans
         to senior executives                                 15.5             --

(a) Includes purchases of finance asset portfolios and businesses.
(b) Short-term notes include primarily commercial paper.

      On February 20, 1998, the Company entered into an agreement whereby the Company guarantees certain indebtedness and liquidity facilities of Newcourt and Newcourt Credit Group USA Inc. (the "Newcourt Guarantee"). This debt is used by Newcourt for general operating purposes. As of March 31, 1998, the Company's guarantee of such debt was US$1.2 billion (C$1.7 billion).

     Also, as a result of the Newcourt Acquisition, the Company renegotiated its existing back-up facility in April, 1998 to support Newcourt's and the Company's existing commercial paper programs and for general corporate purposes. The Company increased its US facility to $2.3 billion with $1.535 billion having a term of 364 days and $.765 billion having a term of 5 years (the "US facility"). In addition, Newcourt renegotiated a Canadian facility of C$1.2 billion with a term of 364 days (the "Canadian facility"). The US facility is guaranteed by Newcourt and Newcourt Credit Group USA Inc., and ranks pari passu with the Canadian facility. The Canadian facility is guaranteed by the Company and Newcourt Credit Group USA Inc. and ranks pari passu with the US facility. At April 30, 1998 these facilities were unused. Under the most restrictive provision of the Company's back-up facilities, the Company is required to maintain an interest coverage ratio (the ratio of consolidated earnings before interest and taxes, as defined, to consolidated interest expense) of 1.25 times. The Company is in compliance with this and all other covenants of the facilities. To meet local funding requirements, the Company's foreign operations have total committed available lines of credit of approximately $340.1 million, of which approximately $93.7 million were unused at March 31, 1998. These facilities are generally renewed annually.

      During January 1997, the SEC declared effective a Company debt registration statement of $4.0 billion. Subsequent to December 31, 1997, the Company completed the full utilization of such debt available under the registration statement.

      In March 1998, the Company filed with the SEC a registration statement for $5.0 billion in debt securities and warrants on Form S-3. In April 1998, a joint registration statement (Form S-3/F-9) was filed with the SEC to register the Company's $5.0 billion debt securities, currency warrants, index warrants and interest rate warrants along with a guarantee by Newcourt for the payment of principal, premium, if any, and interest, if any. Such guarantee will be an unsecured obligation of Newcourt and will rank pari passu with all other unsecured and unsubordinated indebtedness of Newcourt. This registration statement was declared effective in May of 1998.

     The Company considers its current financial resources, together with the borrowings referred to above and estimated future cash flows, to be adequate to fund the Company's planned future growth and operating requirements.

ASSET AND LIABILITY MANAGEMENT

     The Company's asset and liability management process takes a coordinated approach to the management of interest rate and foreign currency risks. The Company's overall strategy is to match the duration and average cash flows of its borrowings with the duration and average cash flows of its portfolio assets, as well as the currency denominations of its borrowings with those of its portfolio assets, in a manner intended to reduce the Company's interest rate and foreign currency exposure. For a description of certain key elements of this process, including the Company's use of derivatives to mitigate risk, see the Company's 1997 Annual Report on Form 10-K.

      The total notional amount of the Company's interest rate swaps was $2,884.2 million and $2,287.0 million at March 31, 1998 and December 31, 1997, respectively. The total notional amount of the Company's currency swaps was $157.7 million and $240.1 million at March 31, 1998 and December 31, 1997, respectively. The U.S. dollar equivalent of the Company's foreign currency forward exchange contracts was $1,561.2 million and $1,511.5 million at March 31, 1998 and December 31, 1997, respectively.

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

     The Company monitors its derivative positions using techniques including market value, sensitivity analysis and a value at risk model. The value at risk tests discussed below for exposure to interest rate and currency rate exposures are based on a variance/co-variance model using a three-month horizon and a 95% confidence level. The model assumes that financial returns are normally distributed. The value at risk model takes into account correlations and diversification across market factors, including currencies and interest rates. Estimates of volatility and correlations of market factors are drawn from the Reuters/JP Morgan RiskMetrics dataset as of March 31, 1998.

     Based on the Company's overall interest rate exposure at March 31, 1998, including derivatives and other interest rate sensitive instruments, a near-term change in interest rates, within a 95% confidence level based on historical interest rate movements, would not materially affect the consolidated financial position on a fair value basis, results of operations or cash flows of the Company.

     Based on the Company's overall currency rate exposure at March 31, 1998, including derivatives and other foreign currency sensitive instruments, a near-term change in currency rates, within a 95% confidence level based on historical currency rate movements, would not materially affect the consolidated financial position on a fair value basis, results of operations or cash flows of the Company.

     There were no past due amounts or reserves for credit losses at March 31, 1998, related to derivative transactions. The Company has never experienced a credit related charge-off associated with derivative transactions.

                                                                       FORM 10-Q


                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

           (a) Exhibits:

               Exhibit Number


               10(a). Form of Guarantee dated as of April 1, 1998 made by
                      Newcourt Credit Group Inc. relating to the Notes.

               10(b). Form of Guarantee dated as of April 1, 1998 made by
                      Newcourt Credit Group Inc. relating to the Warrants.

               12.    Computation of Ratio of Earnings to Fixed Charges

               27.    Financial Data Schedule

           (b) Current reports on Form 8-K:

               Report on Form 8-K, dated March 9, 1998 was filed pursuant to
               Item 5 (Other Events).

               Report on Form 8-K, dated March 4, 1998 was filed pursuant to
               Item 4 (Changes in Registrant's Certifying Accountants).

               Report on Form 8-K, dated February 20, 1998 was filed pursuant to Item 5 (Other Events).

               Report on Form 8-K, dated February 9, 1998 was filed pursuant to
               Item 5 (Other Events).

               Report on Form 8-K, dated January 12, 1998 was filed pursuant to
               Item 1 (Changes in Control of the Registrant) and Item 5 (Other Events).

               Report on Form 8-K, dated January 5, 1998 was filed pursuant to
               Item 5 (Other Events).

               Report on Form 8-K/A, dated March 17, 1998 was filed amending the Report on Form 8-K dated January 12, 1998.

               Report on Form 8-K/A, dated February 18, 1998 was filed amending the Report on Form 8-K dated February 9, 1998.

               Report on Form 8-K/A, dated February 11, 1998 was filed amending the Report on Form 8-K dated November 19, 1997.

                                                                       FORM 10-Q


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     AT&T CAPITAL CORPORATION


                                                     DANIEL A. JAUERNIG
                                                     ------------------
May 14, 1998                                         Daniel A. Jauernig
                                                     Group President and
                                                     Chief Financial Officer

                                                                       FORM 10-Q

                                EXHIBIT INDEX

EXHIBITS


Exhibit                          Description
Number

10(a). Form of Guarantee dated as of April 1, 1998 made by Newcourt Credit Group Inc. relating to the Notes.

10(b). Form of Guarantee dated as of April 1, 1998 made by Newcourt Credit Group Inc. relating to the Warrants.

12.      Computation of Ratio of Earnings to Fixed Charges

27.      Financial Data Schedule