Form 10-Q
period 1998-06-30
AT&T CAPITAL CORP /DE/
filed 1998-08-12
CIK 897708

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                  FORM 10-Q

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended June 30, 1998

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

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

    No voting stock of this registrant is held by any non-affiliates of the registrant. At July 31, 1998, 101,811,848 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding to Newcourt Credit Group USA Inc.

                                                                      FORM 10-Q

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                         June 30,       December 31,
                                           1998             1997
                                        (Unaudited)
                                        ----------        ----------
ASSETS:
Cash and cash equivalents                $   36,677      $    8,317
Assets held for sale and inventory                -         478,213
Net investment in finance receivables     2,332,265       2,343,604
Net investment in capital leases          2,379,690       3,288,141
Net investment in operating
 leases, net of accumulated
 depreciation of $841,019
 in 1998 and $772,437 in 1997             1,586,752       1,593,582
Deferred charges and other assets           863,548         832,892
Receivable from Affiliates (a)            1,506,096               -
Deferred income taxes                       202,704         231,146
                                          ---------       ----------
Total Assets                             $8,907,732      $8,775,895
                                          =========       =========

LIABILITIES, PREFERRED SECURITIES AND SHAREOWNER'S EQUITY:
LIABILITIES:

Short-term notes, less unamortized
 discounts of $4,695 in 1998 and
 $14,357 in 1997                         $1,104,482       $1,868,585
Income taxes and other payables             600,974          714,122
Medium- and long-term debt                6,020,539        5,249,409
Commitments and contingencies
                                          ---------        ---------
Total Liabilities                         7,725,995        7,832,116
                                          ---------        ---------

PREFERRED SECURITIES:
 Company-obligated preferred
 securities of subsidiary                   200,000          200,000

                                   (continued)

                                                                      FORM 10-Q

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                             (Dollars in Thousands)

                                          June 30,       December 31,
                                            1998             1997
                                         (Unaudited)
                                         -----------      -----------
SHAREOWNER'S EQUITY:
Common stock, one cent par value:
 Authorized 150,000,000 shares,
 issued and outstanding,101,811,848 and
 90,337,379 shares in 1998 and 1997       $    1,018        $      903
Additional paid-in capital                   852,715           651,552
Recourse loans to senior executives                -           (15,471)
Foreign currency translation
  adjustments                                 (5,525)           (4,032)
Retained earnings                            133,529           110,827
                                           ---------         ---------
Total Shareowner's Equity                    981,737           743,779
                                           ---------         ---------
Total Liabilities, Preferred Securities
 and Shareowner's Equity                  $8,907,732        $8,775,895
                                          ==========        ==========

(a) At June 30, 1998, "Affiliates" as defined herein are Newcourt Credit Group Inc., "Newcourt", and certain subsidiaries of Newcourt.

      The accompanying notes are an integral part of these Consolidated Financial Statements.

                                                                 FORM 10-Q

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                 For the Three Months       For the Six Months
                                    Ended June 30,            Ended June 30,
                                   1998        1997          1998       1997
Revenues:
 Finance revenue                $ 59,354    $ 54,857       $118,798   $109,166
 Capital lease revenue            70,253      89,959        153,762    180,706
 Rental revenue on
  operating leases               217,772     200,328        435,749    397,051
 Revenue from securitizations
  and loan sales                  23,325      21,396         40,742     34,428
 Equipment sales                  15,832      12,565         22,237     20,740
 Other revenue, net               78,364      57,288        134,549    115,231
                                 -------     -------       --------    -------
  Total Revenues                 464,900     436,393        905,837    857,322
                                 -------     -------       --------    -------
Expenses:
 Interest                        123,864     108,852        239,077    214,169
 Operating and
  administrative                 117,614     130,748        253,482    267,031
 Depreciation on
  operating leases               143,642     133,176        285,704    265,152
 Cost of equipment
  sales                           14,207      11,423         20,367     18,652
 Provision for credit
  losses                          26,282      22,678         51,540     45,957
                                 -------     -------       --------    -------
  Total Expenses                 425,609     406,877        850,170    810,961

 Distributions on Company
  -obligated preferred
  securities of subsidiary         4,530       4,530          9,060      9,060
                                 -------     -------        -------    -------
Income before income taxes        34,761      24,986         46,607     37,301

Provision for income taxes        19,317       9,791         23,905     14,678
                                --------     -------       --------   --------
Net Income                      $ 15,444    $ 15,195       $ 22,702   $ 22,623
                                ========    ========       ========   ========

Other Comprehensive Income
(Loss)                          $  2,197    $( 3,415)      $( 3,065)  $( 4,094)

Provision(benefit)for taxes        1,221     ( 1,338)       ( 1,572)   ( 1,611)
                                --------     --------       --------   --------

Total Other Comprehensive
 Income (Loss), Net of Tax           976     ( 2,077)       ( 1,493)   ( 2,483)
                                --------     --------       --------   --------

Comprehensive Income            $ 16,420    $ 13,118       $ 21,209   $ 20,140
                                =========    ========       ========   ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                                                                       FORM 10-Q

                    AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Thousands)
                                     (Unaudited)

                                                    For the six months
                                                      ended June 30,
                                                   1998             1997*
                                                ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $    22,702     $    22,623
Noncash items included in income:
   Depreciation and amortization                  312,953         290,243
   Deferred taxes                                  24,351         (59,544)
   Provision for credit losses                     51,540          45,957
   Revenue from securitizations and loan sales    (40,742)        (34,428)
Decrease in deferred charges and
   other assets                                   (77,620)         44,069
Increase (decrease) in income taxes and other
   payables                                       102,180         (48,839)
Decrease in payables to Former Affiliates              -          (27,245)
                                                ---------       ---------
Net cash provided by Operating Activities         395,364         232,836
                                                ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of finance asset portfolios              (40,284)              -
Financings and lease equipment purchases       (2,148,198)     (2,903,909)
Principal collections from customers            1,288,294       1,714,816
Cash proceeds from securitizations and
 loan sales                                       925,057         768,945
Loans made to Affiliates                       (1,386,441)              -
Proceeds from sale of subsidiary                   14,283               -
                                                ---------       ---------
Net cash used for Investing Activities        $(1,347,289)    $  (420,148)
                                                ---------       ---------

                              (Continued)

                                                                       FORM 10-Q

                  AT&T CAPITAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Continued)
                          (Dollars in Thousands)
                                (Unaudited)

                                                   For the six months
                                                     ended June 30,
                                                   1998           1997*
                                                 --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term notes, net              $  (764,103)   $  (236,092)
Additions to medium- and long-term debt          3,295,677      1,848,471
Repayments of medium- and long-term debt        (1,766,760)    (1,416,039)
Proceeds from repayment of recourse
 loans to senior executives                         15,471              -
Proceeds from issuance of common stock             200,000              -
                                                ----------      ---------
Net cash provided by Financing
 Activities                                        980,285        196,340
                                                 ---------      ---------
Net Increase in Cash and Cash Equivalents           28,360          9,028
Cash and Cash Equivalents at beginning of period     8,317              -
                                                 ---------      ---------
Cash and Cash Equivalents at end of period     $    36,677    $     9,028
                                                ==========     ==========

Non-Cash Investing and Financing Activities:

      In the first six months of 1998 and 1997, the Company entered into capital lease obligations of $68,054 and $3,256, respectively, for equipment that was subleased.

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

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity measure all derivative instruments at fair value and recognize such instruments as either assets or liabilities in the consolidated statements of financial condition. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative as either a fair value hedge, a cash flow hedge or a foreign currency hedge. The effect of the changes in fair value of the derivatives are to be reflected in either the consolidated statements of income or as a component of other comprehensive income based upon the resulting designation. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company will adopt this standard in its 2000 annual financial statements. The Company has not yet determined the impact of this statement on the Company's consolidated financial statements, taken as a whole.

3.  Subsidiary Debentures

      The table below shows summarized consolidated financial information for AT&T Capital Leasing Services, Inc. and AT&T Capital Services Corporation, both wholly-owned subsidiaries of the Company. The Company has guaranteed, on a subordinated basis, payment on debentures issued by these subsidiaries (dollars in thousands).

AT&T Capital Leasing Services, Inc.            For the six months ended
                                                       June 30,
                                                     (unaudited)
                                              1998                    1997
                                              ----                    ----
Total revenues                              $ 79,723              $ 75,929
Interest expense                              12,548                21,156
Operating and administrative expenses         34,123                41,492
Provision for credit losses                   20,429                24,051
Income (Loss) before taxes                     7,640               (12,196)
Net Income(a)                                 12,727                 1,192


                                              June 30,            December 31,
                                                1998                 1997
                                            (unaudited)
                                           -------------        --------------
Total assets                                  839,950              786,895
Total debt                                    708,001              675,420
Total liabilities                             782,959              742,633
Total shareowner's equity                    $ 56,991             $ 44,262

AT&T Capital Services Corporation              For the six months ended
                                                        June 30,
                                                      (unaudited)

                                                1998                1997
                                                ----                ----
Total revenues                               $ 56,788             $ 58,809
Interest expense                                1,954                3,395
Operating and administrative expenses          20,325               23,517
Provision for credit losses                        95                  591
Income before taxes                             7,330                2,344
Net income                                      4,390                1,356

                                             June 30,            December 31,
                                               1998                 1997
                                          (unaudited)
                                         --------------         -------------
Total assets                                  157,970              147,182
Total debt                                    112,586              108,794
Total liabilities                             140,198              133,800
Total shareowner's equity                    $ 17,772             $ 13,382

(a) Net income for 1998 and 1997 includes a $5.1 million and $13.4 million tax benefit relating to a $12.8 million and $34.1 million book loss subject to tax, respectively. Pre-tax book income includes equity investment revenue not taxable to AT&T Capital Leasing Services, Inc. The 1997 net income has been restated to reflect this benefit.

4.  Securitizations

        During the first and second quarters of 1998, the Company securitized approximately $345.5 million and $448.7 million, respectively, of capital leases and loan receivables through private conduit facilities. The Company retained an interest in the underlying cash flows. The fair value of such retained interests were calculated using a fair market discount rate of like kind cash flows of approximately 7.5%.

5.  Receivable from Affiliate

        The Company has an interest bearing intercompany receivable aggregating $1,350.0 million at June 30, 1998 as a result of raising debt on behalf of certain subsidiaries of Newcourt Credit Group Inc., an Ontario, Canada corporation ("Newcourt"), an indirect owner of one hundred percent of the issued and outstanding capital stock of the Company. The net interest income associated with the intercompany receivables for the three and six months ended June 30, 1998 was $20.4 million and $24.6 million, respectively.

6.  Restructuring Charges

        At December 31, 1997, the Company recorded a reserve pursuant to a restructuring plan. The following is a roll forward of such reserve (in thousands) and the approximate number of employees to be terminated.

                                                                  Activity
                                        At December 31,            through            At June 30,
                                              1997               June 30, 1998           1998
                                       -----------------      -----------------      ------------
Severance and benefits
  related costs                                  $32,920                $15,122           $17,798
Facility closing costs                             2,173                  2,163                10
                                       -----------------      ------------------     ------------
Total                                            $35,093                $17,285           $17,808
                                       -----------------      -----------------      ------------
Approximate number of
  employees to be
  terminated                                         200                    160                40
                                       -----------------      -----------------      ------------

        As of June 30, 1998, the Company has terminated the majority of the employees identified and believes the remaining reserve is adequate to cover the costs to complete the plan of restructure. With regard to this plan, there has been no adjustment to the reserve estimate on the estimated number of employees to be terminated.

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

        On April 1, substantially all of the operations of the Company's European businesses were sold to Newcourt. The assets were sold at book value excluding the cumulative foreign exchange translation loss and, therefore, the Company recognized a pretax loss from such sale of $1.3 million, the amount of the cumulative foreign exchange translation loss. In addition, in connection with such sale, the Company wrote-off $6.0 million of deferred tax assets it no longer expects to realize. The total amount of assets relating to these businesses totaled $803.4 million at March 31, 1998.

        As of April 1998, the Company is no longer pursuing the sale of its US consumer automotive business but will let the portfolio liquidate. The carrying value of these assets ($411.5 million at March 31, 1998), previously classified as assets held for sale, have been reclassified to portfolio assets. However, as a result of the Newcourt Acquisition, the Company may divest additional businesses or portfolios.

        During June of 1998, the Company divested its joint venture with American Express. The Company sold approximately $77.0 million of assets and recognized a pre-tax gain of approximately $16.8 million.

        On June 4, 1998, the Company issued approximately 11.5 million shares of its common stock to Newcourt Credit Group USA Inc. in exchange for $200.0 million.

8.   Company-obligated preferred securities

        As a result of the Newcourt Acquisition, the Company intends to repurchase the Company obligated preferred securities in order to recapitalize the combined company.

        On July 27, 1998, an Offer to Purchase and Consent Solicitation (the "Offer") in connection with the 9.06% Trust Originated Preferred Securities (the "TOPrS" or "Company-obligated preferred securities") of Capita Preferred Trust, was announced to all of the holders of record of the TOPrS as of July 20, 1998. AT&T Capital invited all holders of the TOPrS to tender any and all of their TOPrS for purchase. In conjunction with the Offer the Company solicited consents from the holders to amend the Limited Partnership Agreement and the indentures pursuant to which three debentures (the "Debentures") have been issued by AT&T Capital and two of its wholly-owned subsidiaries. The proposed amendments will provide for an early redemption of the Partnership Preferred Securities and Debentures, which in turn will cause the optional redemption of any and all TOPrS that have not been tendered in the Offer. Following the successful consummation of the Offer and the Consent Solicitation in accordance with their respective terms, there will not be any TOPrS that remain outstanding.

        In connection with this Offer, the estimated aggregate of the offer premium and other related costs is expected to be approximately $50 million.

9.   Subsequent Event

        Effective August 1, 1998, the Company will no longer be managing approximately $1.5 billion of assets on behalf of AT&T Corp. The Company's ratio of Operating and Administrative to Owned and Managed Assets will be negatively impacted. Excluding these assets at June 30, 1998, such ratio for the Company would have been 4.06% versus 3.63%.

                                                                       FORM 10-Q

                     AT&T CAPITAL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Omitted under the provisions set forth in General Instruction H of the Form 10-Q requirements under the Securities Exchange Act of 1934. In lieu of
Item 2, the Company has provided a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items between the most recent year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year.

MANAGEMENT'S NARRATIVE

FORWARD LOOKING STATEMENTS

        When included in this Quarterly Report on Form 10-Q, the words, "will", "should", "expects", "intends", "anticipates", "estimates" and similar expressions, among others, identify forward looking statements for purposes of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Such statements, which include statements contained in this narrative, inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. Such risks and uncertainties include, among others, those described under "Risk Factors" included in Item 7 of AT&T Capital Corporation's ("AT&T Capital" or the "Company") 1997 Annual Report on Form 10-K, many of which are beyond the control of the Company. These forward looking statements are made only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release any update or revision to any forward looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

1998 SALE OF THE COMPANY AND RELATED TRANSACTIONS

        See Note 7 to the unaudited Consolidated Financial Statements.

RESULTS OF OPERATIONS

        Unless otherwise indicated, all period to period comparisons represent activity or balances at or for the six months ended June 30, 1998 versus June 30, 1997.

Net Income

        Net income of $22.7 million was relatively flat period over period. Increased other revenue, operating lease margin and finance revenue and decreased operating and administrative expenses were offset by a decrease in capital lease revenue and an increase in interest expense.

Key financial operating statistics

        The following table sets forth certain key financial operating statistics of the Company's operations:

                                                    For the six
                                                   months ended
                                                     June 30,
                                                1998            1997
                                              ------------------------
                                               (dollars in millions)

Finance revenue                              $  118.8        $  109.2
Capital lease revenue                           153.8           180.7
Operating lease margin                          150.0           131.9
                                             -------------------------
Net portfolio revenue                           422.6           421.8
                                             -------------------------
Less: Interest expense                          239.1           214.2
                                             -------------------------
Net interest margin (a)                         183.5           207.6
                                             -------------------------
Average net portfolio
assets                                       $6,921.9        $7,236.7
                                             -------------------------
Net interest margin
percentage (a)                                   5.30%           5.74%
                                             -------------------------
Finance receivables-
average yield                                    9.93%          10.09%
Capital leases-average
yield                                           10.46%           9.91%
Operating lease margin
percentage                                      34.43%          33.22%
                                             -------------------------
Total portfolio yield                           12.21%          11.66%
                                             -------------------------
Debt/Equity plus Preferred
Securities                                       6.03x           7.17x

a) Net interest margin is comprised of net portfolio revenue (finance revenue, capital lease revenue and operating lease margin) less interest expense. Net interest margin percentage equals the net interest margin (annualized for the six months ended June 30, 1998 and 1997, respectively) divided by the respective average net portfolio assets.

Capital lease revenue

     Capital lease revenue decreased $26.9 million or 14.9%. The 19.3% decrease to $2.9 billion in the average net capital lease portfolio was responsible for approximately $34.9 million of the decrease. The decrease in the average net capital lease portfolio was due primarily to the sale of certain assets of the Canadian and European business units to Newcourt in March and April, respectively, and the December 1997 sale of the Company's North American fleet automotive portfolio to a third party, the effects of which were slightly offset by increases in certain small ticket portfolios.

The increase in the average yield of 55 basis points to 10.46% partially offset the decrease in revenue by $8.0 million.

Operating lease margin

     Rental revenue on operating leases of $435.7 million increased
$38.7 million, or 9.7%. Depreciation expense on operating leases of $285.7 million increased $20.6 million, or 7.8%. The revenue increase was generated by the Company's enterprise server and telecommunications portfolios and was partially offset by the sale of the North American fleet automotive portfolio. The 121 basis point increase in operating lease margin percentage to 34.43% resulted primarily from a higher proportion of renewal revenue.

Net interest margin

     Net interest margin of $183.5 million was 5.30% of average net portfolio assets compared with $207.6 million, or 5.74%. Net interest margin decreased by $24.1 million, or 11.6% due to relatively flat portfolio revenue and higher interest expense associated with carrying a higher level of debt. The interest expense associated with carrying a higher level of debt reduced the margin by approximately $26.5 million, while the slightly lower cost of debt (6.33% versus 6.37%) partially offset this reduction by $1.5 million. The increase in debt is primarily the result of borrowings made by the Company on behalf of certain subsidiaries of Newcourt. Average net portfolio assets of $6,921.9 million were $314.8 million, or 4.4% lower causing a decrease in portfolio revenue of approximately $8.5 million. An increase in the overall portfolio yield to 12.21% from 11.66%, increased revenue by approximately $9.4 million. The reduction in the average net portfolio assets is primarily the result of the previously mentioned sale of certain assets of the Canadian and European business units and the Company's North American fleet automotive portfolio.

Non-portfolio revenue

     The following table summarizes the components of non-portfolio revenue which includes revenue from securitizations and loan sales, equipment sales, and other net revenue. In addition, equipment sales margin (equipment sales less cost of equipment sales) and the equipment sales margin percentage (equipment sales margin divided by equipment sales) are presented.


                                                 For the six months
                                                   ended June 30,
                                                 1998          1997
                                            -----------------------------
                                               (dollars in millions)
Revenue from securitizations
and loan sales                                  $ 40.7        $ 34.4
                                            -----------------------------
Equipment sales                                   22.2          20.7
Cost of equipment sales                          (20.4)        (18.6)
                                            -----------------------------
Equipment sales margin                            $1.9          $2.1
                                            -----------------------------
Equipment sales margin
 percentage                                        8.4%         10.1%
                                            -----------------------------
                                            ----------------------------
Other revenue, net                              $134.5        $115.2
                                            -----------------------------
                                            -----------------------------
Total non-portfolio revenue                     $197.4        $170.3
                                            -----------------------------

Revenue from securitizations and loan sales

     Revenue from securitizations and loan sales, including SBA loans, increased $6.3 million. Securitization revenue increased $5.5 million, or 23.1%, and was primarily due to an increased spread between the average yield and the discount rate and $175.3 million, or 28.3%, more in assets sold compared to prior year. Loan sales revenue increased $0.8 million.

        Other revenue increased $19.3 million due to interest income of $24.6 million from certain subsidiaries of Newcourt. This interest is the result of debt placement done by the Company on behalf of certain subsidiaries of Newcourt. There is an offsetting increase in interest expense for this amount.

Expenses

Interest expense

                                                      For the six months
                                                        ended June 30,
                                                       1998           1997
                                                     ----------------------
                                                      (dollars in millions)
Interest expense                                     $  239.1       $  214.2
Average borrowings outstanding                       $7,552.9       $6,721.7
Average cost of debt                                     6.33%          6.37%


     Interest expense increased $24.9 million, or 11.6%. As discussed in the net interest margin section above, a $26.5 million increase in interest expense resulted from carrying a higher level of debt and a slightly lower average cost of debt partially offset this increase by $1.5 million. The increase in the average borrowings outstanding was largely due to borrowings made by the Company on behalf of certain subsidiaries of Newcourt.

Operating and Administrative (O&A) Expenses

                                                    For the six months
                                                        June 30,
                                                   1998             1997
                                                  -----------------------
                                                   (dollars in millions)
O&A expenses                                        $   253.5        $267.0
Total period-end owned and
  managed assets                                    $13,980.7      12,970.8
O&A/period-end total owned
  and managed assets(a)                                  3.63%         4.12%
                                                    ------------------------

(a) Ratio annualizes O&A for the six months ended June 30, 1998 and 1997, respectively.

        The $13.5 million, or 5.1% decrease in O&A was largely due to an $8.6 million decrease in professional fees resulting from halting various data systems projects due to common platform initiatives established by Newcourt. In addition, a reduction in headcount and other related expenses contributed $5.0 million. The improvement in the O&A ratio resulted from the decreased O&A expenses and a $1,009.9 million, or 7.8%, increase in owned and managed assets.

Effective August 1, 1998 the Company will no longer be managing approximately $1.5 billion of assets on behalf of AT&T Corp. The Company's future ratio of O&A to Owned and Managed assets will also be negatively impacted. Excluding these assets at June 30, 1998, the Company's ratio would have been 4.06% versus 3.63%.

Provision for income taxes

                                        For the six months
                                          ended June 30,
                                          1998      1997
                                      ----------------------
                                      (dollars in millions)
Provision for income taxes               $23.9      $14.7
Effective income tax rate                 51.3%      39.3%
                                      ----------------------


     The increase in the 1998 effective rate resulted from the $6.0 million write-off of deferred tax assets which are related to the European operations that were sold to Newcourt and are not expected to be realized.

Item 3. Quantitative and Qualitative disclosures about Market Risk.

     Omitted in accordance with General Instruction H.

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

                      None

                                                                       FORM 10-Q

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     AT&T CAPITAL CORPORATION

                                                     DANIEL A. JAUERNIG
August 12, 1998                                      Daniel A. Jauernig
                                                     Group President and
                                                     Chief Financial Officer

                                                                       FORM 10-Q

                                EXHIBIT INDEX

EXHIBITS

Exhibit                          Description
Number
  12.    Computation of Ratio of Earnings to Fixed Charges

  27.    Financial Data Schedule